Form 10-Q
period 2007-11-14
MAXXAM INC
filed 2007-11-14
CIK 63814

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2007

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
Yes     No X

 Number of shares of common stock outstanding at November 5, 2007: 5,248,717

                                TABLE OF CONTENTS

                                                                            Page
PART I. - FINANCIAL INFORMATION

          Item 1.   General Information.........................................
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
          Item 3.   Defaults Upon Senior Securities.............................
          Item 6.   Exhibits....................................................
          Signatures............................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS..........................................

                           MAXXAM INC. AND SUBSIDIARIES

                                GENERAL INFORMATION

In  connection  with a periodic  review by the staff of the SEC of the Company's
2006 Annual  Report on Form 10-K,  the Company  has been  notified  that the SEC believes the Company should amend its 2006 Form 10-K to  incorporate  additional financial  information for an equity method investee  pursuant to Regulation S-X
Rule 3-09, Separate financial statements of subsidiaries not consolidated and 50 percent  or  less  owned  persons  and/or  Rule  4-08(g),  Summarized  financial information  of  subsidiaries  not  consolidated  and 50  percent  or less owned persons.

Because we have not amended our 2006 Form 10-K  regarding  the  above-referenced item or obtained a waiver from these requirements, our independent auditors have advised  us that  they  are not  able to  complete  the  review  of the  interim financial  statements  included  in this  Quarterly  Report as  required by Rule
10-01(d) of Regulation S-X.

The condensed  consolidated  financial statements herein include the accounts of
MAXXAM Inc. and its  consolidated  majority and wholly owned  subsidiaries  (the
"Company").  They have been prepared  without  audit,  pursuant to the rules and
regulations  of  the  SEC.  As  applicable  under  such   regulations,   certain
information and footnote  disclosures  have been condensed or omitted;  however, these condensed  consolidated  financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's financial position at September 30, 2007, the consolidated  results of  operations  for the three months and nine months ended
September 30, 2007 and 2006, and the consolidated cash flows for the nine months ended September 30, 2007 and 2006.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In millions of dollars, except share information)

                                                                                     September 30, December 31,
                                                                                          2007          2006
                                                                                     -------------- -------------
                                                                                            (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                                                              $  58.5       $   34.8
  Marketable securities and other short-term investments                                    85.2          126.2
  Receivables:
    Trade, net of allowance for doubtful accounts of $0.8 and $0.7, respectively             2.2            9.9
    Other                                                                                    1.9            9.7
  Inventories:
    Lumber                                                                                     -           16.3
    Logs                                                                                       -           25.5
  Real estate inventory                                                                      4.3            5.8
  Prepaid expenses and other current assets                                                  2.6           16.2
  Restricted cash and marketable securities                                                  3.0           43.1
                                                                                     -------------- -------------
     Total current assets                                                                  157.7          287.5
Property, plant and equipment, net of accumulated depreciation of $96.0 and
  $234.5, respectively                                                                     221.4          337.0
Timber and timberlands, net of accumulated depletion of $232.2 at December 31, 2006            -          200.3
Real estate                                                                                 50.8           46.0
Deferred income taxes                                                                       97.6           97.5
Intangible assets                                                                              -            2.0
Deferred financing costs                                                                     5.0           22.6
Long-term receivables and other assets                                                       7.7            8.8
Restricted cash and marketable securities                                                    3.5            8.2
                                                                                     -------------- -------------
                                                                                         $ 543.7       $1,009.9
                                                                                     ============== =============
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                       $   7.2       $   10.0
  Accrued interest                                                                           1.0           28.8
  Accrued compensation and related benefits                                                  3.6           13.8
  Accrued development costs                                                                  1.6            1.8
  Accrued other taxes                                                                        3.2            2.6
  Deferred revenue                                                                           1.6            1.8
  Other accrued liabilities                                                                 14.0           20.1
  Short-term borrowings and current maturities of long-term debt                             5.1          180.7
                                                                                     -------------- -------------
     Total current liabilities                                                              37.3          259.6
Long-term debt, less current maturities                                                    212.0          885.4
Accrued pension and other postretirement benefits                                            7.5           20.8
Other noncurrent liabilities                                                                44.6           55.9
Losses in excess of investment in Debtors                                                  483.9              -
Commitments and contingencies (see Note 8)
Stockholders' deficit:
  Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
    Preferred Stock; 668,964 shares issued and 668,119 shares outstanding                    0.3            0.3
  Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares issued; 5,248,717 and 5,257,657 shares outstanding
                                                                                             5.0            5.0
  Additional capital                                                                       225.3          225.3
  Accumulated deficit                                                                     (325.5)        (296.0)
  Accumulated other comprehensive income                                                     1.0            1.0
  Treasury stock, at cost (shares held:  preferred - 845; common - 4,814,642 and
    4,805,702, respectively)                                                              (147.7)        (147.4)
                                                                                     -------------- -------------
     Total stockholders' deficit                                                          (241.6)        (211.8)
                                                                                     -------------- -------------
                                                                                         $ 543.7       $1,009.9
                                                                                     ============== =============

  The accompanying notes are an integral part of these financial statements.

                 MAXXAM INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (In millions of dollars, except per share information)

                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                                 ------------------------- -------------------------
                                                                     2007         2006         2007          2006
                                                                 ------------ ------------ ------------ ------------
                                                                                     (Unaudited)
Sales:
  Forest products, net of discounts                              $     -      $   37.9     $    4.4     $   109.5
  Real estate                                                        9.7          28.9         34.1          77.1
  Racing                                                            13.3          11.0         36.5          34.9
                                                                 ------------ ------------ ------------ ------------
                                                                    23.0          77.8         75.0         221.5
                                                                 ------------ ------------ ------------ ------------
Costs and expenses:
  Cost of sales and operations:
    Forest products                                                    -          28.0          4.3          90.2
    Real estate                                                      4.3           9.2         15.3          25.6
    Racing                                                          11.8           9.9         32.2          30.6
  Selling, general and administrative expenses                      11.0          14.7         29.8          39.3
  Gain on sales of timberlands and other assets                        -          (5.3)        (0.1)        (11.2)
  Depreciation, depletion and amortization                           3.5           8.7         11.5          26.1
  Reversal of net investment in Kaiser                                 -        (430.9)           -        (430.9)
                                                                 ------------ ------------ ------------ ------------
                                                                    30.6        (365.7)        93.0        (230.3)
                                                                 ------------ ------------ ------------ ------------
Operating income (loss):
  Forest products                                                   (0.3)          5.0         (3.8)         (0.4)
  Real estate                                                       (0.9)         10.4         (1.5)         26.8
  Racing                                                            (3.0)         (1.4)        (5.4)         (3.1)
  Corporate                                                         (3.4)        429.5         (7.3)        428.5
                                                                 ------------ ------------ ------------ ------------
                                                                    (7.6)        443.5        (18.0)        451.8
Other income (expense):
  Investment, interest and other income (expense)                    1.4          (0.1)         4.4           6.6
  Interest expense                                                  (4.2)        (20.2)       (15.3)        (58.9)
  Amortization of deferred financing costs                          (0.1)         (4.5)        (0.6)         (5.7)
                                                                 ------------ ------------ ------------ ------------
Income (loss) before income taxes and cumulative effect of
  accounting change                                                (10.5)        418.7        (29.5)        393.8
Benefit for income taxes                                               -             -            -           4.2
                                                                 ------------ ------------ ------------ ------------
Income (loss) before cumulative effect of accounting change        (10.5)        418.7        (29.5)        398.0
Cumulative effect of accounting change, net of tax                     -             -            -          (0.7)
                                                                 ------------ ------------ ------------ ------------
Net income (loss)                                                $ (10.5)     $  418.7     $  (29.5)    $   397.3
                                                                 ============ ============ ============ =============

Basic income (loss) per common and common equivalent share
  before cumulative effect of accounting change                  $ (2.00)     $  79.61     $  (5.62)    $   70.71

Cumulative effect of accounting change                                 -             -            -         (0.12)
                                                                 ------------ ------------ ------------ ------------
Basic income (loss) per common and common equivalent share
  after cumulative effect of accounting change                   $ (2.00)     $  79.61     $  (5.62)    $   70.59
                                                                 ============ ============ ============ =============
Diluted income (loss) per common and common equivalent
  share before cumulative effect of accounting change            $ (2.00)     $  69.32     $  (5.62)    $   62.20

Cumulative effect of accounting change                                 -             -            -         (0.11)
                                                                 ------------ ------------ ------------ ------------

Diluted income (loss) per common and common equivalent
  share after cumulative effect of accounting change             $ (2.00)     $  69.32     $  (5.62)    $   62.09
                                                                 ============ ============ ============ =============

  The accompanying notes are an integral part of these financial statements.

                         MAXXAM INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions of dollars)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                          --------------------------
                                                                                              2007         2006
                                                                                          ------------ -------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                                       $  (29.5)    $ 397.3
  Adjustments to reconcile net income (loss) to net cash provided by (used for)
    operating activities:
    Reversal of net investment in Kaiser                                                         -      (430.9)
    Depreciation, depletion and amortization                                                  11.5        26.1
    Non-cash stock-based compensation benefit                                                 (0.4)       (3.7)
    Gains on sales of timberlands and other assets                                            (0.1)      (11.2)
    Net losses from marketable securities                                                     (1.1)       (1.2)
    Amortization of deferred financing costs and discounts on long-term debt                   0.6         5.7
    Equity (income) loss of unconsolidated affiliates, net of dividends received              (0.7)        0.7
    Increase (decrease) in cash resulting from changes in:
      Receivables                                                                              8.3         0.1
      Inventories                                                                              0.8        (8.8)
      Prepaid expenses and other assets                                                        2.8        (1.5)
      Accounts payable                                                                         2.2         3.4
      Accrued and deferred income taxes                                                       (0.1)       (3.9)
      Other accrued liabilities                                                               (2.2)      (11.8)
      Accrued interest                                                                         2.7       (11.2)
      Long-term assets and long-term liabilities                                              (4.9)       (4.0)
      Other                                                                                   (0.3)        1.1
                                                                                          ------------ -------------
        Net cash used for operating activities                                               (10.4)      (53.8)
                                                                                          ------------ -------------

Cash flows from investing activities:
  Net proceeds from the disposition of property and investments                                0.1        15.9
  Maturities of marketable securities and other investments                                  130.5       346.0
  Sales of marketable securities and other investments                                        82.1        74.2
  Purchases of marketable securities and other investments                                  (172.1)     (419.0)
  Net proceeds from restricted cash                                                           (1.2)        0.4
  Capital expenditures                                                                        (3.0)       (8.4)
  Decrease in cash attributable to the deconsolidation of Debtors                             (1.1)          -
  Contribution to joint venture                                                               (0.6)          -
  Other, net                                                                                     -         0.3
                                                                                          ------------ -------------
        Net cash provided by investing activities                                             34.7         9.4
                                                                                          ------------ -------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                                       -         0.2
  Redemptions and repurchases of, and principal payments on, long-term debt                   (3.4)      (67.4)
  Principal payments on Scopac Timber Notes held in the SAR Account                              -        11.1
  Borrowings under revolving and short-term credit facilities, net                             2.2        88.3
  Incurrence of deferred financing costs                                                         -        (8.8)
  Treasury stock purchases                                                                    (0.3)      (22.5)
  Net proceeds from refundable deposits                                                        0.9         1.1
                                                                                          ------------ -------------
        Net cash provided by (used for) financing activities                                  (0.6)        2.0
                                                                                          ------------ -------------

Net increase (decrease) in cash and cash equivalents                                          23.7       (42.4)
Cash and cash equivalents at beginning of the period                                          34.8        72.9
                                                                                          ------------ -------------
Cash and cash equivalents at end of the period                                            $   58.5     $  30.5
                                                                                          ============ =============
Supplemental disclosure of cash flow information:

  Interest paid                                                                           $   12.4     $  70.2

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

     The  condensed   consolidated  financial  statements  included  herein  are unaudited;  however,  they include all adjustments of a normal  recurring nature which,  in the opinion of management,  are necessary for a fair  presentation of the  consolidated  financial  position of the Company at September 30, 2007, the consolidated  results of  operations  for the three months and nine months ended
September 30, 2007 and 2006, and the consolidated cash flows for the nine months ended September 30, 2007 and 2006.

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

     Through  January  18,  2007,   under  generally   accepted   principles  of
consolidation,  the Company had recognized losses in excess of its investment in the  Debtors  of  $483.9  million.  Since  the  Debtors'  results  are no longer consolidated,  any adjustments  reflected in the Debtors'  financial  statements
subsequent   to  January  19,  2007   (relating   to  the   recoverability   and
classification  of recorded asset amounts and  classification  of liabilities or the effects on existing stockholders' deficit as well as adjustments made to the
Debtors' financial  information for loss  contingencies and other matters),  are not expected to impact the Company's consolidated financial results.

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

                                                            Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                      ------------------------------- ------------------------------
                                                            2007           2006            2007           2006
                                                      -------------- ----------------- ------------ ----------------
Sales                                                 $     23.0     $     39.9        $   70.6     $    112.0
Costs and expenses                                         (30.6)         (33.9)          (86.3)         (92.9)
Reversal of net investment in Kaiser                           -          430.9               -          430.9
                                                      -------------- ----------------- ------------ ----------------
Operating income (loss)                                     (7.6)         436.9           (15.7)         450.0
Other income (expense), net                                  1.4           (0.3)            4.3            5.7
Interest expense, including amortization of deferred
  financing costs                                           (4.3)          (4.1)          (12.8)         (12.8)
                                                      -------------- ----------------- ------------ ----------------
Income (loss) before income taxes and cumulative
  effect of accounting change                              (10.5)         432.5           (24.2)         442.9
Provision for income taxes                                     -           (0.3)              -           (0.8)
                                                      -------------- ----------------- ------------ ----------------
Income (loss) before cumulative effect of accounting
  change                                                   (10.5)         432.2           (24.2)         442.1
Cumulative effect of accounting change, net of tax             -              -               -           (0.7)
                                                      -------------- ----------------- ------------ ----------------
Net income (loss)                                     $    (10.5)    $    432.2        $  (24.2)    $    441.4
                                                      ============== ================= ============ =================
Net income (loss) per share:
  Basic                                               $    (2.00)    $    82.18        $  (4.61)    $    78.30
  Diluted                                             $    (2.00)    $    71.55        $  (4.61)    $    68.88

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

     As of the filing date, Scopac's indebtedness consisted of the Timber Notes, its 6.55% Class A-1,  7.11% Class A-2 and 7.71% Class A-3 Timber  Collateralized
Notes due 2028 ($713.8 million  principal  outstanding as of December 31, 2006), and a line of credit with a group of banks ($36.2 million principal  outstanding as of  December  31,  2006),  each of which is secured by (i)  Scopac's  timber, timberlands  and timber rights,  (ii) certain  contract rights and other assets,
(iii) the proceeds of the  foregoing,  and (iv) the funds held by the Trustee in various accounts related to the Scopac Timber Notes.

     As of the filing date, Palco's indebtedness  consisted of a five-year $85.0 million  secured term loan ($84.3 million  principal  outstanding as of December
31, 2006) and a five-year $60.0 million  secured  asset-based  revolving  credit facility  ($24.1 million of borrowings  outstanding and $13.7 million of letters of credit issued as of December 31, 2006).  These  facilities are secured by the stock of Palco and  substantially  all of the assets of the Palco Debtors (other than Palco's equity interest in Scopac).  See "Palco Debtors  Liquidity" section below for a discussion of the DIP facility that closed on August 6, 2007.

     The  outstanding  principal  of,  and  accrued  interest  on,  all  secured indebtedness  of the Debtors became  immediately  due and payable as a result of the  commencement  of the Bankruptcy  Cases.  However,  the vast majority of the claims in  existence  at the Filing Date  (including  claims for  principal  and accrued interest and substantially all legal  proceedings) are stayed (deferred)
while the Debtors  continue to operate the  businesses.  The  Bankruptcy  Court, however, upon a motion of the Debtors, permitted the Debtors to pay or otherwise honor certain  unsecured  pre-Filing Date claims,  including  employee wages and benefits and certain customer claims in the ordinary course of business, subject to certain limitations.

     The Debtors' overall objectives in the Bankruptcy Cases are to achieve both an  operational  restructuring  and a financial  restructuring  of the  Debtors'
long-term debt obligations, in view of estimated lower harvest levels, increased regulatory  compliance  costs and cyclical  lumber prices,  and also to continue their  businesses.  There can be no  assurance  that the Debtors will be able to attain these  objectives  and achieve a  successful  operational  and  financial reorganization.  In the  event the  Debtors  are  unsuccessful  in  attaining  a successful operational and financial reorganization, the Debtors could be forced to surrender all or substantially  all of their assets to their  creditors.  The outcome  of the  Bankruptcy  Cases is  impossible  to  predict  and could have a material  adverse effect on the  businesses of the Debtors,  on the interests of creditors, and on the Company.

     As provided by the Bankruptcy  Code, each of the Debtors  generally has the exclusive  right to  propose a plan of  reorganization  during  the  Exclusivity
Period.  On September 30, 2007, the Debtors,  together with MAXXAM Parent,  MGHI and MGI (as  co-proponents),  filed the  Plan,  a Joint  Plan of  Reorganization pursuant to Section 112(a) of title 11 of the United States Code,  providing for the  resolution  of  outstanding  claims  against and  interests  in each of the
Debtors. The Plan provides for the continued operations of Palco and Scopac as a consolidated  company, the full repayment of all secured and unsecured creditors and the retention of Palco's equity interest in Scopac and MGI's equity interest in Palco.

     From an operational perspective, the Plan contemplates a new business model for continued  operation of Palco's sawmill and continued  forestry  operations, but at harvest  levels that are  significantly  lower than current or historical rates. It also contemplates the sale of 6,600 acres of ancient redwood forest to a buyer or buyers willing to commit to the permanent environmental protection of these scarce and valuable  old-growth  redwood trees. The Plan moreover provides for the creation of a new low density  conservation  and  preservation  oriented real estate development project under which significant  acreage  (approximately
22,000  acres)  adjoining the old growth  redwood  groves would be developed and sold.  The  proceeds  from  these  sales  would be used to retire a  substantial portion of Scopac's indebtedness.

     As a Plan  proponent,  MAXXAM Parent has agreed to make important  economic contributions  to the  Debtors  upon  confirmation  of the Plan,  including  (i)
providing real estate  expertise to assist Palco in "unlocking" the value of the old  growth  redwood  groves  and the  adjacent  conservation  and  preservation oriented real estate development,  (ii) contributing $25.0 million toward a fund that will allow existing holders of Scopac Timber Notes to cash out a portion of their Scopac Timber Notes,  (iii) forgiving $40.0 million of intercompany  debt, and (iv) contributing important tax benefits to Palco.

     The  Trustee  for the  Scopac  Timber  Notes  has also  proposed  a plan of reorganization  with respect to Scopac. The Trustee's plan essentially  provides for the rapid  liquidation of Scopac.  On October 23, 2007, the Bankruptcy Court
held a hearing on the  question  of whether  the  Exclusivity  Period  should be extended.  Without an extension  of  exclusivity,  the Trustee  would be able to pursue its plan of  reorganization  in parallel  with the Debtors'  Plan. At the conclusion of the hearing,  the Bankruptcy Court directed the Debtors,  the most significant  creditors,  and MAXXAM Parent to undergo  mediation in an effort to have the parties reach a consensual plan of  reorganization  with respect to the
Debtors.  The  mediation  is  scheduled  to begin the week of November 26, 2007.
There can be no assurance that the mediation will be successful.

     If the mediation is not successful  and the Debtors  proceed with the Plan, they will be required to seek  approval of the Plan by the  creditors and equity holders  entitled to vote on the Plan, and to seek  confirmation  of the Plan by the Bankruptcy  Court.  The Debtors'  efforts to obtain  creditor  approvals and
Bankruptcy Court confirmation may not be successful.

     While the  Debtors'  liabilities  as of the Filing  Date would be  resolved under the Plan, as noted above,  there can be no assurance that the Plan will be approved by creditors or confirmed by the Bankruptcy  Court.  If the Plan is not approved by creditors and  confirmed by the  Bankruptcy  Court,  there can be no assurance that the Debtors'  creditors  will be paid in full,  either through an alternative plan of reorganization or otherwise. If a debtor's creditors are not paid in full, the Bankruptcy  Code provides that the debtor's equity holders are not entitled to retain their equity interests,  unless certain exceptions apply.
In that  event,  Palco  could  lose  all or a  material  portion  of its  equity ownership  in Scopac and  Palco's  other  subsidiaries,  MGI could lose all or a material  portion of its equity  ownership in Palco, or the value of such equity interests could be diluted, impaired or eliminated.

     Palco Debtors' Liquidity
     The Palco  Debtors  estimate  that they  will  have  significant  liquidity shortfalls  in 2007.  On August 6,  2007,  the Palco  Debtors  closed on the DIP
Facility,  a $75.0 million  Debtor-in-Possession  revolving credit facility that matures on the earliest of, among other  things,  (i) the sale of  substantially all of the  assets of the Palco  Debtors,  (ii) an event of  default,  (iii) the effective date of a plan of  reorganization  for Palco,  or (iv) August 6, 2008.
The DIP Facility was used to retire the Palco Revolving Credit Facility. The DIP
Facility provides the lender with a  "super-priority"  claim, which provides for payment of the DIP Facility before any other secured or unsecured  creditors and equity  holders  of the  Palco  Debtors  are  paid.  The DIP  Facility  contains restrictive financial covenants that, among others, require the Palco Debtors to maintain  a  minimum  level of EBITDA  and meet  weekly  cash flow  projections.
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

     The financial  information of the Debtors contained herein and consolidated with the  Company's  results at  December  31,  2006,  was  prepared on a "going concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business;  however,  as a result of the commencement of the Bankruptcy Cases, such realization of assets and liquidation of  liabilities  are subject to  significant  uncertainties.  For  example,  the financial  information  of the Debtors  for the year ended  December  31,  2006, contained  herein  does not  present:  (a) the  realizable  value of assets on a liquidation  basis,  (b) the estimated  costs and expenses  associated  with the
Bankruptcy  Cases,  (c) the  amount  that  will  ultimately  be  paid to  settle liabilities and  contingencies  which may be allowed in the Bankruptcy Cases, or
(d) the effect of any changes that may be made in connection  with the Company's investment in the Debtors or with the Debtors' operations  resulting from a plan of reorganization.  Because of the ongoing nature of, and uncertainties  related to, the  Bankruptcy  Cases,  the  discussions  and financial  information of the
Debtors contained herein are subject to material uncertainties.

     The following tables contain summarized GAAP-based  consolidated  financial information of the Debtors (in millions) for the periods presented.

                                                                                      September 30,  December 31,
                                                                                           2007           2006
                                                                                    -------------- --------------
Current assets                                                                      $     107.1    $       105.5
Property, plant and equipment, net                                                        102.9            108.3
Timber and timberlands, net                                                               199.2            200.4
Other assets                                                                               39.6             40.4
                                                                                    -------------- --------------
     Total assets                                                                   $     448.8    $       454.6
                                                                                    ============== ==============

Liabilities, not subject to compromise                                              $     977.3    $       877.9
Liabilities, subject to compromise                                                        101.4            106.3
Stockholders' deficit                                                                    (629.9)          (529.6)
                                                                                    -------------- --------------
     Total liabilities and stockholders' deficit                                    $     448.8    $       454.6
                                                                                    ============== ==============

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                  ---------------- ----------------- --------------- -----------------
                                                          2007             2006          2007(1)               2006
                                                  ---------------- ----------------- --------------- -----------------
Sales, net of discounts                           $       27.7     $       37.9      $   92.4        $        109.5
Costs and expenses (2)                                   (45.1)           (31.3)       (135.1)               (107.7)
                                                  ---------------- ----------------- --------------- -----------------
Operating income (loss)                                  (17.4)             6.6         (42.7)                  1.8
Other income (expense), net                               (0.7)             0.2           1.4                   0.9
Interest expense                                         (21.4)           (20.6)        (59.0)                (51.8)
                                                  ---------------- ----------------- --------------- -----------------
Loss before income taxes                                 (39.5)           (13.8)       (100.3)                (49.1)
Benefit for income taxes                                     -              0.3             -                   5.0
                                                  ---------------- ----------------- --------------- -----------------
Net loss                                          $      (39.5)    $      (13.5)     $ (100.3)       $        (44.1)
                                                  ================ ================= =============== =================

_______________

(1)  The  operating  results of the Debtors  from January 1, 2007 to January 18,
     2007 are included in the Company's consolidated  financial statements.  See
     Note 3.
(2)  Costs and  expenses  include  bankruptcy-related  legal and advisor fees of
     $10.2  million  for the three  months  ended  September  30, 2007 and $24.0 million for the nine months ended September 30, 2007.

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

     Reclassifications

     Certain  reclassifications  have  been made to the  consolidated  financial
statements   for  prior  years  to  be  consistent   with  the  current   year's
presentation.  Specifically,  certain  balance  sheet amounts as of December 31,
2006 have been  shown as a  separate  line item to comply  with  current  period
reporting  requirements.   Additionally,  sales  and  maturities  of  marketable
securities  and other  investments on the  consolidated  statement of cash flows have  been  categorized  as  separate  line  items,  one for  sales  and one for maturities.

2.   New Accounting Standards

     Accounting for Uncertainty in Income Taxes
     On  January  1,  2007,  the  Company  adopted  the  provisions  of FIN  48,
Accounting for Uncertainty in Income Taxes - an  interpretation of FASB No. 109.
FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's  financial  statements in accordance with SFAS No. 109 and prescribes a
recognition  threshold  and  measurement   attributes  for  financial  statement
disclosure of tax positions  taken or expected to be taken on a tax return.  The adoption  of this  standard  did not have a  material  impact  on the  Company's consolidated financial statements. See Note 6 for further information.

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

3.   Segment Information and Other Items

     Sales and operating income (loss) for each reportable segment are presented in the Condensed Consolidated Statements of Operations. The amounts reflected in
the  "MGI"  column   represent   MGI's  assets,   liabilities  and  general  and
administrative  expenses on a stand-alone basis (without Palco or any of Palco's
subsidiaries).   Operating   losses  for  "Corporate"   represent   general  and
administrative  expenses not directly  attributable to the reportable  segments.
The amounts  reflected in the  "Corporate"  column also serve to  reconcile  the
total  of  the  reportable   segments'   amounts  to  totals  in  the  Company's
consolidated financial statements.

     The following table presents certain other unaudited financial  information by reportable segment (in millions).

                                                                                         Reportable
                               Reportable Segments                                        Segment
                            ------------------------                                     -----------
                                                                               Total
                               Real                                          Excluding      Forest      Consolidated
                              Estate       Racing        MGI     Corporate    Debtors      Products(1)       Total
                             ---------- ------------- --------- ----------- ------------- ------------- --------------
Investment, interest and
  other income for the three
  months ended:
  September 30, 2007         $   0.8    $        -    $    -    $     0.6   $     1.4     $         (2) $      1.4
  September 30, 2006             1.0             -         -         (1.4)       (0.4)         0.3            (0.1)

Investment, interest and
  other income for the nine
  months ended:
  September 30, 2007         $   2.0    $      0.1    $    -    $     2.1   $     4.2     $    0.2  (3) $      4.4
  September 30, 2006             3.5           0.1       0.1          2.1         5.8          0.8             6.6

Selling, general and
  administrative expense
  for the three months
  ended:
  September 30, 2007         $   3.2    $      4.1    $  0.3    $     3.4   $    11.0     $         (2) $     11.0
September 30, 2006               6.2           2.1       1.7          1.2        11.2          3.5            14.7

Selling, general and
  administrative expense
  for the nine months ended:
  September 30, 2007         $  11.1    $      8.5    $  1.5    $     7.2   $    28.3     $    1.5  (3) $     29.8
  September 30, 2006            14.4           6.4       2.3          2.1        25.2         14.1            39.3

Operating income (loss) for
  the three months ended:
  September 30, 2007         $  (0.9)   $     (3.0)   $ (0.3)   $    (3.4)  $    (7.6)    $         (2) $     (7.6)
  September 30, 2006            10.4          (1.4)     (1.6)       429.5(4)    436.9(4)        6.6          443.5

Operating income (loss) for
  the nine months ended:
  September 30, 2007         $  (1.5)   $     (5.4)   $ (1.5)   $    (7.3)  $   (15.7)    $    (2.3)(3) $    (18.0)
  September 30, 2006            26.8          (3.1)     (2.2)       428.5(4)    450.0(4)        1.8          451.8

Depreciation, depletion and
  amortization for the three
  months ended:
  September 30, 2007         $   3.1    $      0.4    $    -    $       -   $     3.5     $         (2) $      3.5
  September 30, 2006             3.1           0.4         -          0.1         3.6           5.1            8.7

Depreciation, depletion and
  amortization for the nine
  months ended:
  September 30, 2007         $   9.3    $      1.2    $    -    $     0.1   $    10.6     $     0.9 (3)  $    11.5
  September 30, 2006            10.3           1.1         -          0.2        11.6          14.5           26.1

Total assets as of:
  September 30, 2007         $ 286.6    $     35.7    $  0.2    $   221.2   $   543.7     $         (2) $    543.7
  December 31, 2006            299.5          36.4       0.9        232.1       568.9         441.0        1,009.9

_______________

(1)  Excludes MGI.
(2)  As a  result  of the  deconsolidation  of the  Debtors,  their  data is not included in the  consolidated  results of  operations  for the three months ended  September 30, 2007 or in  consolidated  total assets as of September
     30, 2007.
(3)  Amounts attributable to the Debtors are for the period from January 1, 2007 through  January 18, 2007.
(4)  Includes a $430.9 million reversal of net investment in Kaiser.

4.   Cash, Cash  Equivalents,  Marketable  Securities and Investments in Limited
     Partnerships

     The following table presents cash, cash equivalents,  marketable securities and other investments, in the aggregate (in millions):

                                                                                   September 30,    December 31,
                                                                                        2007             2006
                                                                                  -------------- ----------------
Cash and cash equivalents                                                         $     65.0     $       44.0
Marketable securities                                                                   60.6            142.2
Investments in limited partnerships                                                     24.6             26.1
                                                                                  -------------- ----------------
                                                                                       150.2            212.3
Less:  Restricted cash and restricted marketable securities                             (6.5)           (51.3)
                                                                                  -------------- ----------------
Unrestricted cash and unrestricted marketable securities                          $    143.7     $      161.0
                                                                                  ============== ================

     Cash Equivalents
     Cash  equivalents  consist of highly liquid money market  instruments  with maturities  of three months or less.  As of September  30, 2007 and December 31,
2006, the carrying amounts of the Company's cash equivalents  approximated  fair value.

     Restricted  Cash,  Cash  Equivalents,   Marketable   Securities  and  Other
          Investments
     Cash,  marketable  securities and other  investments  include the following amounts which are restricted (in millions):

                                                                                   September 30,     December 31,
                                                                                        2007             2006
                                                                                  -------------- ----------------
Current:
  Restricted cash and cash equivalents                                            $      3.0     $        3.6
  Restricted marketable securities, held in SAR Account                                      (1)         39.5
                                                                                  -------------- ----------------
                                                                                         3.0             43.1
                                                                                  -------------- ----------------
Non-Current:
  Restricted Scopac Timber Notes and other amounts held in SAR Account                       (1)          2.8
  Other amounts restricted under the Scopac Indenture                                        (1)          2.5
  Other long-term restricted amounts                                                     3.5              5.7
  Less: Amounts attributable to Scopac Timber Notes held in SAR Account                      (1)         (2.8)
                                                                                  -------------- ----------------
                                                                                         3.5              8.2
                                                                                  -------------- ----------------
Total restricted cash and cash equivalents and marketable securities              $      6.5     $       51.3
                                                                                  ============== ================

_______________

(1)  As a result of the deconsolidation of the Debtors, their investment amounts are not included in the consolidated total as of September 30, 2007.

      Marketable Securities
      Marketable securities consist of the following classification of investments (in millions):

                                                                                     September 30,   December 31,
                                                                                        2007(1)          2006
                                                                                  -------------- ----------------
Debt securities:
  Maturities less than one year                                                   $     19.8     $       100.2
  Maturities one to five years                                                             -               6.2
Equity securities and other investments                                                 40.8              35.8
                                                                                  -------------- ----------------
  Total marketable securities                                                     $     60.6     $       142.2
                                                                                  ============== =================
_______________

(1)  As a result of the  deconsolidation  of the Debtors,  their amounts are not included in the consolidated total as of September 30, 2007.

                                                                                      September 30,   December 31,
                                                                                          2007            2006
                                                                                  -------------- ----------------
                                                                                        (In millions of dollars)
Unrealized gains on available-for-sale investments in other comprehensive
  income, net                                                                     $       0.6     $        0.6

     Included in other  comprehensive  income are  unrealized  net gains of $0.6 million as of September 30, 2007, consisting of unrealized gains of $0.7 million and  unrealized  losses of $0.1  million.  As of December 31,  2006,  there were unrealized gains of $0.6 million and no unrealized losses.

5.    Debt

      Principal amounts of outstanding debt consist of the following (in millions):
                                                                                      September 30,   December 31,
                                                                                          2007            2006
                                                                                  -------------- ----------------
7.56% Lakepointe Notes due June 8, 2021                                           $     112.3     $      113.5
7.03% Motel Notes due May 1, 2018                                                        43.6             44.7
6.08% Beltway Notes due November 9, 2024                                                 28.1             28.6
7.12% Palmas Notes due December 20, 2030                                                 28.5             28.7
Other notes and contracts, primarily secured by receivables, buildings,
  real estate and equipment                                                               4.6              4.8
                                                                                  -------------- ----------------
  Total principal outstanding                                                           217.1            220.3

Forest products segment debt obligations(1):
  Palco Revolving Credit Facility                                                             (1)         24.1
  Palco Term Loan                                                                             (1)         84.3
  Scopac Line of Credit                                                                       (1)         36.2
  6.55% Scopac Class A-1 Timber Notes                                                         (1)          7.3
  7.11% Scopac Class A-2 Timber Notes                                                         (1)        243.2
  7.71% Scopac Class A-3 Timber Notes                                                         (1)        463.3
  Other notes and contracts, primarily secured by receivables, buildings,
    real estate and equipment                                                                 (1)          0.5
                                                                                  -------------- ----------------
    Total principal outstanding                                                               (1)        858.9

Less: Short term borrowings and current maturities                                       (5.1)          (180.7)
  Scopac Class A-1 Timber Notes held in the SAR Account, at par value                         (1)         (2.8)
  Discount on sale of Scopac Class A-2 Timber Notes held in SAR Account                       (1)        (10.3)
                                                                                  -------------- ----------------
                                                                                  $     212.0    $       885.4
                                                                                  ============== ================

_______________

(1)  As a result of the  deconsolidation of the Debtors,  their debt amounts are not included in the consolidated total as of September 30, 2007.

     Letters of Credit
     The  Company's  real  estate  segment  has posted  letters of credit in the amount of $3.5  million at December 31, 2006 and  September  30, 2007 to satisfy certain liability  insurance policy  requirements.  These letters of credit were reduced to $2.0 million in October 2007.

     Loan Covenants
     Certain debt instruments restrict the ability of the Company's subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

6.   Income Taxes

     The  Company  had losses  before  income  taxes of $10.5  million and $29.5 million  for the third  quarter  and first  nine  months of 2007,  respectively;
however,  the Company has not recorded any tax benefit  during these  periods as the Company  anticipates an effective tax rate of zero. Each period, the Company evaluates  appropriate  factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in that period and those being carried forward. Based on this evaluation,  the Company provided valuation allowances  with respect to the deferred tax assets  attributable  to the losses and credits  generated  during the three months and nine months ended  September
30,  2007.  These  valuation  allowances  were  in  addition  to  the  valuation allowances that were provided in prior years.

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

     The Company has elected  under FIN 48 to classify  interest  and  penalties
related  to  unrecognized   tax  benefits  as  income  taxes  in  the  financial
statements. For the period ended September 30, 2007, there were no recognized or unrecognized interest or penalties related to unrecognized tax benefits.

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

                                          Frozen           Medical/Life          Frozen             Medical/Life
                                     Pension Benefits        Benefits       Pension Benefits          Benefits
                                    ------------------- ------------------ -------------------- -------------------
                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                    -------------------------------------- ----------------------------------------
                                      2007      2006      2007      2006      2007      2006       2007      2006
                                    --------- --------- --------- -------- ---------- --------- --------- ---------
Components of net periodic benefit
  costs:
  Service cost                      $    -    $    -    $    -    $  0.1    $    -    $    -     $    -   $   0.3
  Interest cost                        0.5       1.3         -       0.2       1.5       4.0          -       0.4
  Expected return on assets           (0.5)     (1.5)        -         -      (1.5)     (4.3)         -         -
  Amortization of prior service costs    -         -         -      (0.1)        -         -          -      (0.1)
  Recognized net actuarial loss          -         -         -         -         -       0.2          -         -
                                    --------- --------- --------- --------- --------- --------- --------- ---------
  Net periodic benefit costs        $    -   $  (0.2)   $    -    $  0.2    $    -    $ (0.1)   $     -   $   0.6
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
Charles E. Hurwitz  (Chairman and Chief Executive  Officer of the Company).  The
Cook action alleges,  among other things,  that Palco's  logging  practices have contributed  to an increase  in  flooding  along  Freshwater  Creek  (which runs through  Palco's  timberlands),  resulting in personal injury and damages to the plaintiffs'  properties.  Plaintiffs further allege that in order to have timber harvest plans approved in the affected areas, the defendants  engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary  damages,  injunctive  relief,  and  appointment  of a receiver to ensure the watershed is restored.  The Cave action contains similar  allegations and  requests  relief  similar to the Cook action with  respect to the Elk River watershed (a portion of which is contained on Palco's  timberlands).  In October
2005,  the  Johnson  action  was filed in  Humboldt  County  Superior  Court and contains  allegations  and requests  relief similar to the Cave and Cook actions with respect to the Elk River  watershed.  The  defendants in the Johnson action include the Company and certain of its subsidiaries and Mr. Hurwitz. The Company does not believe the  resolution  of these  actions  should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

     As a result of the dismissal of the OTS action,  the FDIC action, a related civil action  alleging  damages in excess of $250.0  million,  was  subsequently dismissed.  The FDIC  action  was  originally  filed by the FDIC in August  1995 against Mr. Hurwitz.

     In May 2000, the Respondents filed a counterclaim to the FDIC action in the
U.S.  District  Court in Houston,  Texas (No.  H95-3956).  In November 2002, the
Respondents filed the Sanctions Motion consisting of an amended counterclaim and an amended  motion for  sanctions.  The  Sanctions  Motion  states that the FDIC illegally paid the OTS to bring the OTS action against the  Respondents and that the FDIC  illegally  sued for an  improper  purpose  (i.e.,  in order to acquire timberlands held by a subsidiary of the Company). The Respondents are seeking as a sanction to be made whole for the  attorneys'  fees (plus  interest) they have paid in connection with the OTS and FDIC actions. As of September 30, 2007, such fees were in excess of $41.1  million.  On August 23, 2005,  the District  Court ruled on the Sanctions  Motion,  ordering the FDIC to pay the Respondents  $72.3 million,  a portion  of which is accrued  interest.  The FDIC has  appealed  the
District  Court  decision to the U.S.  Fifth Circuit Court of Appeals.  The U.S.
District  Court award has not been accrued as of September  30, 2007 or December
31, 2006. There can be no assurance that the Company will ultimately collect all or any portion of this award.

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

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        ----------------------------
                                                                                            2007          2006
                                                                                        -------------- -------------
Expected volatility                                                                           29%           33%
Expected dividends                                                                             -             -
Expected term (in years)                                                                    7.33          6.22
Risk-free rate                                                                               4.2%         4.59%

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

                                                                                           Weighted
                                                                            Weighted        Average      Aggregate
                                                                            Average        Remaining     Intrinsic
                                                                            Exercise      Contractual      Value
                                                             Options         Price     Term(in years)  (in millions)
                                                          -------------- ------------- --------------- -------------
Balance at January 1, 2007                                 1,081,853     $   25.06
Granted                                                        2,400         29.25
Exercised                                                    (37,652)        17.00
Forfeited or expired                                         (65,440)        45.04
                                                          --------------
Balance at September 30, 2007                                981,161     $   24.55           5.02      $     7.7
                                                          ============== ============= =============== =============
Exercisable at September 30, 2007                            696,569     $   23.98           4.00      $     6.4
                                                          ============== ============= =============== =============

     The Company has recognized a liability for stock-based  compensation in the amount of $6.4  million at  September  30, 2007 and $7.2 million at December 31,
2006. Total compensation cost for share-based payment  arrangements for the nine months ended  September 30, 2007,  was $0.1  million.  As of September 30, 2007, total estimated  compensation related to non-vested grants not yet recognized is
$3.2 million,  although the Company may  ultimately  not have to pay all of such amount,  and the  weighted  average  period  over  which  it is  expected  to be recognized  is 2.0 years.  During the nine  months  ended  September  30,  2007, options  with a fair value of $0.6  million  were  exercised,  resulting in cash payments of $0.4 million, (the difference between the market price of the Common
Stock on the exercise  date and the exercise  prices of the options  exercised).
During the nine months ended  September  30, 2006,  options with a fair value of
$0.5 million were exercised,  resulting in cash payments of $0.4 million. During the three months ended  September 30, 2007, no options vested and 21,200 options with a fair value of $0.3 million vested during the three months ended September
30, 2006. There were 3,400 options with a fair value of $0.1 million, and 23,700 options  with a fair value of $0.3 million  vested  during the nine months ended
September  30,  2007 and 2006,  respectively.  Options  granted  during the nine months  ended  September  30,  2007 and 2006 had a grant date fair value of $0.1 million  and $0.2  million,  respectively.  There  were no shares  issued as the result of stock option exercises during the nine months ended September 30, 2007 and 2006.

10.  Per Share Information

     The weighted  average number of shares used to determine  basic and diluted earnings per share was:

                                                                  Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                               -------------------------- ---------------------------
                                                                     2007         2006         2007          2006
                                                               ------------- ------------ ------------- -------------

Weighted average number of common shares outstanding - basic:   5,250,230    5,259,315    5,252,244     5,628,438

  Effect of dilution (1):
  Conversion of Class A Convertible Preferred Stock                     -      668,119            -       668,119
  Exercise of stock options                                             -      112,803            -       101,702
                                                               ------------- ------------ ------------- -------------
Weighted average number of common and common equivalent
  shares - diluted:                                             5,250,230    6,040,237    5,252,244     6,398,259
                                                               ============= ============ ============= =============

_______________

(1)  Common Stock  options and Class A Preferred  Stock were not included in the computation of basic or diluted  earnings per share because the Company had a loss for the three  months and nine months ended  September  30, 2007 and the effect  would thus be  anti-dilutive.  If the Company  was  required to include  dilutive  shares  in its per  share  calculations,  the  number of dilutive  shares for the three months and nine months ended  September  30,
     2007 would be 933,357 and 756,532, respectively.

11.  Comprehensive Income (Loss)

     The following table sets forth comprehensive income (loss) (in millions):

                                                                  Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                               -------------------------- ---------------------------
                                                                     2007         2006         2007          2006
                                                               ------------- ------------ ------------- -------------
Net income (loss)                                              $    (10.5)   $   418.7    $   (29.5)    $   397.3
  Other comprehensive income (loss):
    Reversal of other comprehensive income related to Kaiser            -         85.3            -          85.3
    Unrealized income (loss) on available-for-sale investments       (0.2)         0.3            -           0.5
                                                               ------------- ------------ ------------- -------------
Total comprehensive income (loss)                              $    (10.7)   $   504.3    $   (29.5)    $   483.1
                                                               ============= ============ ============= =============

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

     The Company now operates in two primary industries:  real estate investment and development,  through various  subsidiaries  and joint ventures;  and racing operations  through  SHRP,  Ltd.  MGHI  owns  100% of MGI and is a wholly  owned subsidiary  of the Company.  MGI owns 100% of the common stock of Palco,  which, along with its  subsidiaries,  recently filed for protection under Chapter 11 of the Bankruptcy Code. See Note 1 for information regarding the deconsolidation of the Debtors' financial  results,  the status of Debtors' Chapter 11 proceedings, and the accounting  treatment of MGI's investment in the Debtors.  Any reference herein to a company  includes the  subsidiaries of that company unless otherwise noted or the context indicates otherwise.

     Consolidated Operations

     Selected Operational Data

     The following table presents  selected proforma  financial  information for the periods indicated for the Company's consolidated  operations,  excluding the
Debtors (in millions).

                                                                  Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                               -------------------------- ---------------------------
                                                                     2007         2006         2007          2006
                                                               ------------- ------------ ------------- -------------
Sales                                                          $     23.0    $    39.9    $    70.6     $   112.0
Costs and expenses                                                  (30.6)       (33.9)       (86.3)        (92.9)
Reversal of net investment in Kaiser                                    -        430.9            -         430.9
                                                               ------------- ------------ ------------- -------------
Operating income (loss)                                              (7.6)       436.9        (15.7)        450.0
Other income (expense), net                                           1.4         (0.3)         4.3           5.7
Interest expense, including amortization of deferred financing costs (4.3)        (4.1)       (12.8)        (12.8)
                                                               ------------- ------------ ------------- -------------
Income (loss) before income taxes and cumulative effect of
  accounting change                                                 (10.5)       432.5        (24.2)        442.9
Provision for income taxes                                              -         (0.3)           -          (0.8)
                                                               ------------- ------------ ------------- -------------
Income (loss) before cumulative effect of accounting change         (10.5)       432.2        (24.2)        442.1
Cumulative effect of accounting change, net of tax                      -            -            -          (0.7)
                                                               ------------- ------------ ------------- -------------
Net income (loss)                                              $    (10.5)   $   432.2    $   (24.2)    $   441.4
                                                               ============= ============ ============= =============

     Overview of Results of Operations, Excluding the Debtors

     Sales
     Sales,  excluding  those for Debtors,  for the three months and nine months
ended   September  30,  2007,   declined   $16.9  million  and  $41.4   million,
respectively, as compared to the comparable periods in the prior year, primarily due to the  substantial  sell-out of lots at Mirada in 2006 and a  reduction  in parcel sales,  deferred  profit and profit  participation  payments at Palmas in
2007.

     Operating Income (Loss)
     The Company's operating income,  excluding that for Debtors,  for the three months and nine  months  ended  September  30,  2006  includes  income of $430.9 million  resulting  from the Company's  reversal of its net investment in Kaiser and $3.7 million from reductions of stock compensation expense due to changes in the Company's share price.  The Company's  operating losses for the three months and nine months ended September 30, 2007 are primarily due to the lower sales in the real estate segment described above.

     Other Income, net
     Consolidated other income for the three and nine months ended September 30,
2007,  was impacted by returns on  marketable  securities  and other  short-term investments.  Returns on marketable securities and other short-term  investments for the three months  ended  September  30, 2007 were $1.0  million  higher than comparable period in the prior year. Returns on marketable  securities and other short-term  investments  for the nine months ended  September 30, 2007 were $2.6 million lower than comparable period in the prior year.

     Real Estate Operations

     Industry Overview and Selected Operational Data
     The Company,  principally  through its wholly owned  subsidiaries and joint ventures,  owns, invests in and develops  residential and commercial real estate primarily in Puerto Rico, Arizona,  California and Texas.  Results of operations between quarterly periods for the Company's real estate operations are generally not  comparable due to the timing of individual  real estate sales  transactions and  cash  collections.  Accordingly,  results  for  any  one  quarter  are  not necessarily  indicative of results to be expected for the full year. In 2005 and
2006, the Company's real estate operations realized substantial revenues related to sales at the Company's Fountain Hills, Mirada and Palmas developments. As the proceeds  from these asset sales have not been  redeployed  on other real estate assets and there have been  significant  declines in real estate demand in areas where the Company  operates,  this level of sales  activity  has not recurred in
2007 and is not expected to recur for the foreseeable future.

     The following table presents selected operational and financial information for the three months and nine months ended  September 30, 2007 and 2006, for the
Company's real estate operations.

                                                                  Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                               -------------------------- ---------------------------
                                                                      2007        2006        2007          2006
                                                               ------------- ------------ ------------- -------------
                                                                               (In millions of dollars)
Sales:
  Real estate:
    Fountain Hills                                              $      1.4   $     4.6    $    6.3      $    7.8
    Mirada                                                             0.4        10.2         1.8          26.1
    Palmas                                                             0.1         5.7         0.3          16.2
                                                               ------------- ------------ ------------- -------------
      Total                                                            1.9        20.5         8.4          50.1
                                                               ------------- ------------ ------------- -------------

Resort, commercial and other:
  Fountain Hills                                                       0.5         0.7         2.6           2.8
  Palmas                                                               2.6         2.7         9.1           9.8
  Commercial lease properties                                          4.6         4.6        13.8          13.8
  Other                                                                0.1         0.4         0.2           0.6
                                                               ------------- ------------ ------------- -------------
      Total                                                            7.8         8.4        25.7          27.0
                                                               ------------- ------------ ------------- -------------

  Total sales                                                  $       9.7   $    28.9    $   34.1      $   77.1
                                                               ============= ============ ============= =============
Operating income (loss):
  Fountain Hills                                               $      (0.2)  $     2.3    $    0.5      $    2.4
  Mirada                                                               0.4         6.5         1.0          14.6
  Palmas                                                              (3.5)       (0.7)       (9.6)          4.0
  Commercial lease properties                                          2.6         2.6         7.8           6.8
  Other                                                               (0.2)       (0.3)       (1.2)         (1.0)
                                                               ------------- ------------ ------------- -------------
  Total operating income (loss)                                $      (0.9)  $    10.4    $   (1.5)     $   26.8
                                                               ============= ============ ============= =============
Investment, interest and other income:
  Equity in earnings (losses) from real estate joint ventures  $       0.3   $    (0.4)   $    0.7      $   (0.7)
  Other                                                                0.5         1.4         1.3           4.2
                                                               ------------- ------------ ------------- -------------
                                                               $       0.8   $     1.0    $    2.0      $    3.5
                                                               ============= ============ ============= =============

Interest expense                                                      (4.2)       (4.2)      (12.7)        (12.9)
Income (loss) before income taxes and cumulative effect of
  accounting change                                            $      (4.3)  $     7.2    $  (12.2)     $   17.4
                                                               ============= ============ ============= =============

     Sales and Operating Income (Loss)
     Total sales and  operating  income for the real estate  operations  for the three months and nine months ended September 30, 2007 declined substantially, as compared to the same periods in 2006,  primarily due to the substantial sell-out of lots at Mirada in 2006 and a reduction in parcel sales,  deferred  profit and profit participation payments at Palmas in 2007.

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

     The following table presents selected operational and financial information for the three months and nine months ended  September 30, 2007 and 2006, for the
Company's racing operations.

                                                                 Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                               -------------------------- ---------------------------
                                                                      2007        2006        2007          2006
                                                               ------------- ------------ ------------- -------------
                                                                               (In millions of dollars)
Number of live race days:
  Sam Houston Race Park                                                 35          35          81           88
  Valley Race Park                                                       -           -          70           72

Handle:
  Sam Houston Race Park:
    On-track handle                                            $      33.4   $    32.1    $   97.0      $  99.2
    Off-track handle                                                   9.1         9.5        92.9         98.8
                                                               ------------- ------------ ------------- -------------
      Total                                                    $      42.5   $    41.6    $  189.9      $ 198.0
                                                               ============= ============ ============= =============
Valley Race Park:
  On-track handle                                              $       3.7   $     3.4    $   13.5      $  13.7
  Off-track handle                                                       -           -         2.9          2.8
                                                               ------------- ------------ ------------- -------------
      Total                                                    $       3.7   $     3.4    $   16.4      $  16.5
                                                               ============= ============ ============= =============

Sales:
  Sam Houston Race Park:
    Gross pari-mutuel commissions                              $       7.6   $     7.3    $   24.1      $  24.6
    Other revenues                                                     4.8         2.8         8.5          6.4
                                                               ------------- ------------ ------------- -------------
      Total                                                           12.4        10.1        32.6         31.0
                                                               ------------- ------------ ------------- -------------
Valley Race Park:
  Gross pari-mutuel commissions                                        0.8         0.7         3.2          3.2
  Other revenues                                                       0.1         0.2         0.7          0.7
                                                               ------------- ------------ ------------- -------------
      Total                                                            0.9         0.9         3.9          3.9
                                                               ------------- ------------ ------------- -------------
  Total sales                                                  $      13.3   $    11.0    $   36.5      $  34.9
                                                               ============= ============ ============= =============

Operating loss:
  Sam Houston Race Park                                        $      (2.7)  $    (0.9)   $   (4.2)     $  (1.4)
  Valley Race Park                                                    (0.2)       (0.2)       (0.7)        (0.5)
  Other                                                               (0.1)       (0.3)       (0.5)        (1.2)
                                                               ------------- ------------ ------------- -------------
    Total operating loss                                       $      (3.0)  $    (1.4)   $   (5.4)     $  (3.1)
                                                               ============= ============ ============= =============

Loss before income taxes and cumulative effect of accounting
  change                                                       $      (3.0)  $    (1.4)   $   (5.3)     $  (3.0)
                                                               ============= ============ ============= =============

     Sales
     Total  sales  increased  $2.3  million  in the third  quarter  of 2007,  as compared to the prior year  period,  primarily  due to the expanded and enhanced summer concert series at Sam Houston Race Park.

     Total sales  increased $1.6 million for the nine months ended September 30,
2007,  as compared  to the prior year  period,  primarily  due to  increases  in entertainment  revenue from the expanded and enhanced  summer  concert series at
Sam Houston Race Park,  partially  offset by declines in wagering at Sam Houston
Race Park.

     Operating Loss
     Total  operating loss increased $1.6 million and $2.3 million for the three months and nine months ended  September  30, 2007, as compared to the prior year period,  principally  due to costs  associated  with the  expanded  and enhanced summer  concert  series at Sam  Houston  Race  Park,  partially  offset by lower spending at Laredo LLC.

     Other Items Not Directly Related to Industry Segments

     Corporate

                                                                 Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                               -------------------------- ---------------------------
                                                                      2007        2006        2007          2006
                                                               ------------- ------------ ------------- -------------
                                                                               (In millions of dollars)

Reversal of net investment in Kaiser                           $        -    $   430.9    $      -      $  430.9
Operating income (loss), excluding reversal of investment in
  Kaiser                                                             (3.4)        (1.4)       (7.3)         (2.4)
Income (loss) before income taxes and cumulative effect of
  accounting change                                                  (2.9)       428.3        (5.2)        430.7

     Operating Loss
     Corporate  operating losses represent general and  administrative  expenses that  are not  attributable  to the  Company's  industry  segments  and  include stock-based  compensation  expense.  In the third  quarter of 2006,  the Company reversed  its net  investment  in  Kaiser of $430.9  million.  The $2.0  million increase in operating  losses,  excluding the reversal of the net  investment in
Kaiser,  in the third quarter of 2007, as compared to the prior year period,  is primarily due to changes in  stock-based  compensation  expense  resulting  from fluctuations  in the quoted  market price of the  Company's  Common Stock and an
increase  in  legal  fees,   partially  offset  by  cost  cutting   initiatives.
Stock-based  compensation  expense  was a benefit of $0.3  million for the three months ended September 30, 2006.

     The $4.9 million  increase in operating  losses,  excluding the reversal of the Company's net investment in Kaiser,  for the nine months ended September 30,
2007,  as  compared to the prior year  period,  is  primarily  due to changes in stock-based  compensation  expense  resulting  from  fluctuations  in the quoted market  price of the  Company's  Common  Stock and an  increase  in legal  fees, partially offset by cost cutting initiatives.  Stock-based  compensation expense was a  benefit  of $0.4  million  and $3.7  million  for the nine  months  ended
September 30, 2007 and 2006, respectively.

     Income (Loss)  Before  Income  Taxes and  Cumulative  Effect of  Accounting
          Change
     The overall loss before  income taxes and  cumulative  effect of accounting changes for the three  months and nine months  ended  September  30, 2007 is the result of the cost changes discussed above and earnings on marketable securities and other short-term investments.  Earnings on investments were $0.5 million for the three months ended September 30, 2007, as compared to a loss of $1.5 million in the prior year period. Earnings on investments were $2.1 million for the nine months ended  September  30, 2007, as compared to $1.9 million in the prior year period.

     MGI

                                                                 Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                               -------------------------- ---------------------------
                                                                      2007        2006        2007          2006
                                                               ------------- ------------ ------------- -------------
                                                                               (In millions of dollars)

Operating loss                                                 $      (0.3)  $    (1.6)   $   (1.5)     $  (2.2)
Loss before income taxes and cumulative effect of accounting
  change                                                              (0.3)       (1.6)       (1.5)        (2.2)

     Operating Loss
     MGI's operating losses represent MGI's general and administrative  expenses on a stand-alone  basis (excluding  Debtors) and consists  primarily of auditing and legal fees.

     Debtors' Operations

     The following table presents selected operational and financial information for the periods indicated for the Debtors' operations.

                                                                 Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                               -------------------------- ---------------------------
                                                                      2007        2006         2007          2006
                                                               ------------- ------------ ------------- -------------
                                                                (In millions of dollars, except shipments and prices)

Timber harvest  (1)                                                   28.2        38.9         63.3          74.2
                                                               ============= ============ ============= =============
Shipments:
  Lumber: (2)
    Redwood upper grades                                               1.0         0.6          3.8           2.7
    Redwood common grades                                             42.9        39.3         83.8         103.3
    Douglas-fir upper grades                                             -           -            -             -
    Douglas-fir common grades                                          6.8        15.0         30.5          60.4
    Other                                                                -           -            -           1.6
                                                               ------------- ------------ ------------- -------------
  Total lumber                                                        50.7        54.9        118.1         168.0
                                                               ============= ============ ============= =============
  Cogeneration power (3)                                              30.7        35.6         77.6          89.1
                                                               ============= ============ ============= =============
Average sales price:
  Lumber: (4)
    Redwood upper grades                                       $     1,683   $   1,569    $   1,450     $   1,701
    Redwood common grades                                              641         708          686           682
    Douglas-fir upper grades                                             -           -            -             -
    Douglas-fir common grades                                          273         340          296           359
  Cogeneration power (5)                                                73          81           74            75

Sales:
 Lumber, net of discount                                       $      20.6   $    33.1    $    67.5     $    96.2
 Logs                                                                  3.3         0.1         13.4           1.7
 Cogeneration power                                                    2.2         3.0          5.9           6.9
 Wood chips                                                            0.6         0.7          3.0           2.2
 Other                                                                 1.0         1.0          2.6           2.5
                                                               ------------- ------------ ------------- -------------
     Total sales                                               $      27.7   $    37.9    $    92.4     $   109.5
                                                               ============= ============ ============= =============
Operating income (loss)(6)                                     $     (17.4)  $     6.6    $   (42.7)    $     1.8
                                                               ============= ============ ============= =============
Loss before income taxes and cumulative effect of
  accounting change                                            $     (39.5)  $   (13.8)   $  (100.3)    $   (49.1)
                                                               ============= ============ ============= =============
_____________

(1)  Timber harvest is expressed in millions of board feet, net Scribner scale.
(2)  Lumber shipments are expressed in millions of board feet.
(3)  Power deliveries are expressed in thousands of megawatt hours.
(4)  Dollars per thousand board feet.
(5)  Dollars per megawatt hour.
(6)  Operating income (loss) includes  bankruptcy-related legal and advisor fees of $10.2  million for the three months ended  September  30, 2007 and $24.0 million for the nine months ended September 30, 2007.

     Sales
     Sales for the three months ended September 30, 2007, declined $10.2 million as  compared  to the prior year  period,  primarily  due to lower  shipments  of
Douglas-fir lumber and declines in the prices of redwood and Douglas-fir lumber, partially offset by an increase in the volume of Douglas-fir logs sold.

     Sales for the nine months ended September 30, 2007, declined $17.1 million, as  compared  to the prior year  period,  primarily  due to lower  shipments  of redwood and Douglas-fir lumber and declines in the pries of Douglas-fir  lumber, partially offset by an increase in the volume of Douglas-fir logs sold.

     Operating  Loss and Loss  Before  Income  Taxes  and  Cumulative  Effect of
          Accounting Change
     The Debtors  reported  operating  losses of $17.4 million and $42.7 million for the three months and nine months  ended  September  30, 2007,  respectively, which  includes  bankruptcy-related  costs of $10.2  million and $24.0  million, respectively.  Additionally,  the Debtors' interest expense for the three months and nine months ended September 30, 2007, was higher than that of the prior year periods as a result of increased debt levels and higher interest rates.

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

                                                                                    Total
                                      Real                                         Excluding                 Consolidated
                                     Estate     Racing       MGI      Corporate     Debtors       Debtors       Total
                                  ---------- ------------- --------- ----------- ------------- ------------- --------------
                                                              (In millions of dollars)
Debt and credit facilities
  (excluding intercompany  notes)

Short-term borrowings and current
  maturities of long-term debt:
  September 30, 2007              $   5.0    $    0.1      $   -     $     -     $     5.1     $        (1)  $     5.1
  December 31, 2006                   4.7         0.2          -           -           4.9         175.8         180.7

Long-term debt, excluding current
  maturities and discounts:
  September 30, 2007              $ 211.8    $    0.2      $   -     $     -     $   212.0     $        (1)  $   212.0
  December 31, 2006                 215.3         0.2          -           -         215.5         669.9         885.4

Cash, cash equivalents, marketable
  securities and other investments

  September 30, 2007:
    Current restricted amounts    $   0.3    $    2.7      $   -     $     -     $     3.0     $        (1)  $     3.0
    Other current amounts            15.9         2.0          -       125.8         143.7              (1)      143.7
                                  ---------- ------------- --------- ----------- ------------- ------------- --------------
                                     16.2         4.7          -       125.8         146.7              (1)      146.7
                                  ---------- ------------- --------- ----------- ------------- ------------- --------------

    Long-term restricted
      amounts                         3.5           -          -           -           3.5              (1)        3.5
                                  ---------- ------------- --------- ----------- ------------- ------------- --------------
                                  $  19.7    $    4.7      $   -     $ 125.8     $   150.2     $        (1)  $   150.2
                                  ========== ============= ========= =========== ============= ============= ==============

Changes in cash and cash
  equivalents

Capital expenditures:
  September 30, 2007              $   0.8    $    2.1      $   -     $   0.1     $     3.0     $       -(2)  $     3.0
  September 30, 2006                  1.2         0.4          -           -           1.6           6.8           8.4

Net proceeds from dispositions of
  property and investments:
  September 30, 2007              $   0.1    $      -      $   -     $     -     $     0.1     $       -(2)  $     0.1
  September 30, 2006                    -           -          -           -             -          15.9          15.9

Borrowings (repayments) of debt
  and credit facilities, net of
  financing costs:
  September 30, 2007              $  (3.3)   $   (0.1)     $   -     $     -     $    (3.4)    $     2.2(2)  $    (1.2)
  September 30, 2006                 (2.9)          -          -           -          (2.9)         26.3          23.4

Dividends, advances including
  interest paid, and tax sharing
  payments received (paid):
  September 30, 2007              $   1.5    $    2.5      $(0.4)    $  (3.6)    $       -     $       -(2)  $       -
  September 30, 2006                (19.4)        1.1        9.3       (21.1)        (30.1)         30.1             -

_______________

(1)  As a result of the  deconsolidation  of the  Debtors  discussed  in Note 1, their data is not included in the  consolidated  total as of September  30,
     2007.
(2)  Amounts attributable to the Debtors are for the period from January 1, 2007 through January 18, 2007.

     Operating Activities
     The Company's  operating  activities used cash of $10.4 million in the nine months ended  September  30, 2007,  primarily  due to a low level of real estate sales during the nine months of 2007.

     Investing Activities
     Net cash  provided by investing  activities  of $34.7  million for the nine months ended  September  30, 2007,  primarily  reflects net sales of  short-term investments.  Net cash provided by investing  activities of $9.4 million for the nine months ended September 30, 2006, reflected proceeds from the disposition of assets by the Debtors partially offset by capital expenditures.

     Financing Activities
     Net cash used for  financing  activities of $0.6 million in the nine months ended  September 30, 2007,  principally  reflects  additional  borrowings by the
Debtors to fund their  operations  from  January  1, 2007 to January  18,  2007, offset  by  repayments  on  long-term  debt.  Net  cash  provided  by  financing activities  of $2.0  million  for the nine  months  ended  September  30,  2006, reflects  scheduled debt payments by the Debtors and treasury  stock  purchases, offset by additional borrowings by the Debtors.

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

     Although  there  are  no  restrictions  on  the  Company's  ability  to pay dividends on its capital  stock,  the Company has not paid any  dividends  for a number of years and has no present  intention  to do so. The  Company has in the past and may from time to time in the future purchase shares of its Common Stock on national exchanges or in privately negotiated transactions.  During the third quarter of 2007,  MAXXAM Parent purchased 2,400 shares of its Common Stock at an average price of $27.49 per share.

     At  September  30,  2007,   MAXXAM  Parent  had  unrestricted   cash,  cash
equivalents  and marketable  securities and other  investments of $125.8 million and MAXXAM Parent did not have any external  debt.  MAXXAM Parent  believes that
its  existing   resources  will  be  sufficient  to  fund  its  working  capital requirements  for the next year.  With  respect to long-term  liquidity,  MAXXAM
Parent believes that its existing cash and cash resources,  together with future distributions  from the real  estate  segment,  will be  sufficient  to meet its long-term working capital requirements.

     See the  "Potential  Impact on  Registrant  and Certain  Related  Entities"
section of Note 1 for a discussion  of the  potential  impact of the  Bankruptcy
Cases on the Company's liquidity.

     Real Estate Operations

     At September 30, 2007, the real estate segment had cash,  cash  equivalents and other  investments  of $19.7  million,  of which $3.8 million is restricted.
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

     Capital  expenditures and real estate  improvements  and development  costs were $8.0  million  for the nine  months of 2007 and are  expected to be between approximately  $3.5  million and $4.5  million for the  remainder  of 2007.  The
Company  expects  that these  expenditures  will be funded by existing  cash and available credit facilities.  Subject to available resources, the Company's real estate segment may purchase  additional  properties and/or seek other investment ventures from time to time as appropriate opportunities arise.

     Racing Operations

     At September 30, 2007, the racing segment had cash,  cash  equivalents  and other investments of $4.7 million,  of which $2.7 million is restricted.  During the second quarter of 2007, SHRP, Ltd.  borrowed $2.5 million from MAXXAM Parent and in October 2007, SHRP, Ltd.  borrowed an additional $3.3 million from MAXXAM
Parent to improve its working capital position.  SHRP, Ltd.'s management expects that SHRP, Ltd. will require additional  advances from MAXXAM Parent to fund its operations and capital  expenditures  in the future.  SHRP, Ltd. is experiencing strong  competition from Internet wagering and "racinos" in surrounding  states.
The Company  expects that these factors will also have an adverse  impact on the long-term liquidity of SHRP, Ltd.

     Capital  expenditures  and  investments  in new ventures  (the expanded and enhanced  summer concert  series) were $2.1 million for the first nine months of
2007 and an  additional  $0.3  million is expected  for the  remainder  of 2007.
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

Trends

     Real Estate Operations

     The  Company's  real  estate  segment  is engaged  in  marketing  and sales programs  of varying  magnitudes  at its real estate  developments.  The Company intends to continue  selling  undeveloped  acreage and  semi-developed  parcels, generally to builders and  developers,  and fully  developed lots to individuals and builders.  In 2005 and 2006, the Company's real estate  operations  realized substantial  revenues related to sales at the Company's  Fountain Hills,  Mirada and Palmas  developments.  As the proceeds  from these asset sales have not been redeployed on other real estate assets and there have been significant  declines in real estate demand in areas where the Company  operates,  this level of sales activity  has  not  recurred  in  2007  and is not  expected  to  recur  for the foreseeable future. The real estate segment may purchase  additional  properties and/or seek other investment ventures as appropriate opportunities arise.

     Racing Operations

     The  Company has in the past  pursued  and  intends to continue  vigorously pursuing  Texas  gaming  legislation  favorable  to it. The regular  legislative session  of the  Texas  Legislature  that  ended in May 2007 did not  result  in legislation  enabling  additional  forms of  gaming.  The next  opportunity  for approval of such  legislation  will be during the  regular  session of the Texas
Legislature that begins in January 2009 or any special  legislative session that might be held prior to January  2009.  Some gaming  legislation  may require the approval of two-thirds of each legislative house and a majority of Texas voters, and no  assurance  can be given  that any such  legislation  will be  enacted or become effective. Moreover, it is impossible to determine what the provisions of any such legislation would be or to predict its effect on the Company.

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
At the August 8,  2007,  Racing  Commission  meeting,  Laredo LLC was  awarded a license effective  September 1, 2007. As a condition of the award, Laredo LLC is required  to comply with  certain  requirements  including,  but not limited to, hosting  simulcasting racing no later than July 15, 2009 and hosting live racing on a date to be  determined  by the Texas  Racing  Commission,  which will be no earlier than July 1, 2009. If these  conditions  are not met,  Laredo LLC may be subject to daily fines.

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

     Conclusion  Regarding  the   Effectiveness   of  Disclosure   Controls  and
          Procedures
     As of the end of the period covered by this report,  our management carried out an evaluation, under the supervision and with the participation of our Chief
Executive  Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of the Company's disclosure controls and procedures.  Based on the  evaluation,  our management,  including our Chief Executive  Officer and
Chief Financial Officer,  concluded that the Company's  disclosure  controls and procedures were effective as of September 30, 2007.

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
Also, see Note 1 for the status of the Debtors' reorganization proceedings.

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

     The Debtors' overall objectives in the Bankruptcy Cases are to achieve both an  operational  restructuring  and a financial  restructuring  of the  Debtors'
long-term debt obligations, in view of estimated lower harvest levels, increased regulatory  compliance  costs and cyclical  lumber prices,  and also to continue their  businesses.  There can be no  assurance  that the Debtors will be able to attain these  objectives  and achieve a  successful  operational  and  financial reorganization.  In the  event the  Debtors  are  unsuccessful  in  attaining  a successful operational and financial reorganization, the Debtors could be forced to surrender all or substantially  all of their assets to their  creditors.  The outcome  of the  Bankruptcy  Cases is  impossible  to  predict  and could have a material  adverse effect on the  businesses of the Debtors,  on the interests of creditors, and on the Company.

     As provided by the Bankruptcy  Code, each of the Debtors  generally has the exclusive  right to  propose a plan of  reorganization  during  the  Exclusivity
Period.  On September 30, 2007, the Debtors,  together with MAXXAM Parent,  MGHI and MGI (as  co-proponents),  filed the  Plan,  a Joint  Plan of  Reorganization pursuant to Section 112(a) of title 11 of the United States Code,  providing for the  resolution  of  outstanding  claims  against and  interests  in each of the
Debtors. The Plan provides for the continued operations of Palco and Scopac as a consolidated  company, the full repayment of all secured and unsecured creditors and the retention of Palco's equity interest in Scopac and MGI's equity interest in Palco.

     From an operational perspective, the Plan contemplates a new business model for continued  operation of Palco's sawmill and continued  forestry  operations, but at harvest  levels that are  significantly  lower than current or historical rates. It also contemplates the sale of 6,600 acres of ancient redwood forest to a buyer or buyers willing to commit to the permanent environmental protection of these scarce and valuable  old-growth  redwood trees. The Plan moreover provides for the creation of a new low density  conservation  and  preservation  oriented real estate development project under which significant  acreage  (approximately
22,000  acres)  adjoining the old growth  redwood  groves would be developed and sold.  The  proceeds  from  these  sales  would be used to retire a  substantial portion of Scopac's indebtedness.

     As a Plan  proponent,  MAXXAM Parent has agreed to make important  economic contributions  to the  Debtors  upon  confirmation  of the Plan,  including  (i)
providing real estate  expertise to assist Palco in "unlocking" the value of the old  growth  redwood  groves  and the  adjacent  conservation  and  preservation oriented real estate development,  (ii) contributing $25.0 million toward a fund that will allow existing holders of Scopac Timber Notes to cash out a portion of their Scopac Timber Notes,  (iii) forgiving $40.0 million of intercompany  debt, and (iv) contributing important tax benefits to Palco.

     The  Trustee  for the  Scopac  Timber  Notes  has also  proposed  a plan of reorganization  with respect to Scopac. The Trustee's plan essentially  provides for the rapid  liquidation of Scopac.  On October 23, 2007, the Bankruptcy Court
held a hearing on the  question  of whether  the  Exclusivity  Period  should be extended.  Without an extension  of  exclusivity,  the Trustee  would be able to pursue its plan of  reorganization  in parallel  with the Debtors'  Plan. At the conclusion of the hearing,  the Bankruptcy Court directed the Debtors,  the most significant  creditors,  and MAXXAM Parent to undergo  mediation in an effort to have the parties reach a consensual plan of  reorganization  with respect to the
Debtors.  The  mediation  is  scheduled  to begin the week of November 26, 2007.
There  can be no  assurance  that  the  mediation  will  be  successful.  If the mediation is not successful and the Debtors  proceed with the Plan, they will be required  to seek  approval  of the Plan by the  creditors  and  equity  holders entitled  to  vote on the  Plan,  and to seek  confirmation  of the  Plan by the
Bankruptcy  Court.  The  Debtors'  efforts  to  obtain  creditor  approvals  and
Bankruptcy Court confirmation may not be successful.

     While the  Debtors'  liabilities  as of the Filing  Date would be  resolved under the Plan, as noted above,  there can be no assurance that the Plan will be approved by creditors or confirmed by the Bankruptcy  Court.  If the Plan is not approved by creditors and  confirmed by the  Bankruptcy  Court,  there can be no assurance that the Debtors'  creditors  will be paid in full,  either through an alternative plan of reorganization or otherwise. If a debtor's creditors are not paid in full, the Bankruptcy  Code provides that the debtor's equity holders are not entitled to retain their equity interests,  unless certain exceptions apply.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table contains  information about the Company's  purchases of shares of its Common Stock during the three months ended September 30, 2007.

               Issuer Purchases of Equity Securities
---------------------------------------------------------------------
                                Total Number of      Average Price
           Period              Shares Purchased(1)    Paid Per Share
----------------------------- -------------------- ------------------
July 1-31, 2007                        -           $         -
August 1-31, 2007                  2,400           $     27.49
September 1-30, 2007                   -           $         -
                              -------------------- ------------------
     Total                         2,400           $     27.49

_________________

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

                                              MAXXAM INC.

Date: November 14, 2007    By:     /S/         M. EMILY MADISON
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

Exclusivity  Period:  A  period  following  the date of  filing  of  Chapter  11 bankruptcy  (generally 120 days,  subject to extension by the bankruptcy court), during which the debtor  generally has the  exclusive  right to propose and seek approval of a plan of reorganization

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

MGHI: MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company,  and
MGI Parent

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

Plan: A Joint Plan of Reorganization  filed by the Debtors on September 30, 2007 pursuant to Section 112(a) of Title 11 of the United States Code

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

SFAS No. 109: SFAS No. 109, "Accounting for Income Taxes"

SHRP,  Ltd.:  Sam Houston  Race Park,  Ltd., a wholly  owned  subsidiary  of the
Company that owns and operates Sam Houston Race Park and Valley Race Park

Staff: the staff of the SEC

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