Form 10-Q/A
period 2008-04-28
MAXXAM INC
filed 2008-04-29
CIK 63814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(as amended by Amendment No. 1 thereto)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3924

MAXXAM INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2078752 (I.R.S. Employer Identification Number)
1330 Post Oak Blvd., Suite 2000 Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)

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
Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of common stock outstanding at November 5, 2007: 5,248,717

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share information)
	September 30, 2007	December 31, 2006

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$58.5	$34.8
Marketable securities and other short-term investments	85.2	126.2
Receivables:
Trade, net of allowance for doubtful accounts of $0.8 and $0.7, respectively	2.2	9.9
Other	1.9	9.7
Inventories:
Lumber	–	16.3
Logs	–	25.5
Real estate inventory	4.3	5.8
Prepaid expenses and other current assets	2.6	16.2
Restricted cash and marketable securities	3.0	43.1
Total current assets	157.7	287.5
Property, plant and equipment, net of accumulated depreciation of $96.0 and$234.5, respectively	221.4	337.0
Timber and timberlands, net of accumulated depletion of $232.2 at December 31, 2006	–	200.3
Real estate	50.8	46.0
Deferred income taxes	97.6	97.5
Intangible assets	–	2.0
Deferred financing costs	5.0	22.6
Long-term receivables and other assets	7.7	8.8
Restricted cash and marketable securities	3.5	8.2
	$543.7	$1,009.9
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7.2	$10.0
Accrued interest	1.0	28.8
Accrued compensation and related benefits	3.6	13.8
Accrued development costs	1.6	1.8
Accrued other taxes	3.2	2.6
Deferred revenue	1.6	1.8
Other accrued liabilities	14.0	20.1
Short-term borrowings and current maturities of long-term debt	5.1	180.7
Total current liabilities	37.3	259.6
Long-term debt, less current maturities	212.0	885.4
Accrued pension and other postretirement benefits	7.5	20.8
Other noncurrent liabilities	44.6	55.9
Losses in excess of investment in Debtors	483.9	–
Commitments and contingencies (see Note 8)
Stockholders’ deficit:
Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock; 668,964 shares issued and 668,119 shares outstanding	0.3	0.3
Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 sharesissued; 5,248,717 and 5,257,657 shares outstanding	5.0	5.0
Additional capital	225.3	225.3
Accumulated deficit	(325.5)	(296.0)
Accumulated other comprehensive income	1.0	1.0
Treasury stock, at cost (shares held: preferred – 845; common – 4,814,642 and 4,805,702, respectively)	(147.7)	(147.4)
Total stockholders’ deficit	(241.6)	(211.8)
	$543.7	$1,009.9

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of dollars, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Sales:
Forest products, net of discounts	$–	$37.9	$4.4	$109.5
Real estate	9.7	28.9	34.1	77.1
Racing	13.3	11.0	36.5	34.9
	23.0	77.8	75.0	221.5
Costs and expenses:
Cost of sales and operations:
Forest products	–	28.0	4.3	90.2
Real estate	4.3	9.2	15.3	25.6
Racing	11.8	9.9	32.2	30.6
Selling, general and administrative expenses	11.0	14.7	29.8	39.3
Gain on sales of timberlands and other assets	–	(5.3)	(0.1)	(11.2)
Depreciation, depletion and amortization	3.5	8.7	11.5	26.1
Reversal of net investment in Kaiser	–	(430.9)	–	(430.9)
	30.6	(365.7)	93.0	(230.3)
Operating income (loss):
Forest products	(0.3)	5.0	(3.8)	(0.4)
Real estate	(0.9)	10.4	(1.5)	26.8
Racing	(3.0)	(1.4)	(5.4)	(3.1)
Corporate	(3.4)	429.5	(7.3)	428.5
	(7.6)	443.5	(18.0)	451.8
Other income (expense):
Investment, interest and other income (expense)	1.4	(0.1)	4.4	6.6
Interest expense	(4.2)	(20.2)	(15.3)	(58.9)
Amortization of deferred financing costs	(0.1)	(4.5)	(0.6)	(5.7)
Income (loss) before income taxes and cumulative effect of accounting change	(10.5)	418.7	(29.5)	393.8
Benefit for income taxes	–	–	–	4.2
Income (loss) before cumulative effect of accounting change	(10.5)	418.7	(29.5)	398.0
Cumulative effect of accounting change, net of tax	–	–	–	(0.7)
Net income (loss)	$(10.5)	$418.7	$(29.5)	$397.3

Basic income (loss) per common and common equivalent sharebefore cumulative effect of accounting change	$(2.00)	$79.61	$(5.62)	$70.71

Cumulative effect of accounting change	–	–	–	(0.12)

Basic income (loss) per common and common equivalent shareafter cumulative effect of accounting change	$(2.00)	$79.61	$(5.62)	$70.59

Diluted income (loss) per common and common equivalentshare before cumulative effect of accounting change	$(2.00)	$69.32	$(5.62)	$62.20

Cumulative effect of accounting change	–	–	–	(0.11)

Diluted income (loss) per common and common equivalentshare after cumulative effect of accounting change	$(2.00)	$69.32	$(5.62)	$62.09

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(29.5)	$397.3
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Reversal of net investment in Kaiser	–	(430.9)
Depreciation, depletion and amortization	11.5	26.1
Non-cash stock-based compensation benefit	(0.4)	(3.7)
Gains on sales of timberlands and other assets	(0.1)	(11.2)
Net losses from marketable securities	(1.1)	(1.2)
Amortization of deferred financing costs and discounts on long-term debt	0.6	5.7
Equity (income) loss of unconsolidated affiliates, net of dividends received	(0.7)	0.7
Increase (decrease) in cash resulting from changes in:
Receivables	8.3	0.1
Inventories	0.8	(8.8)
Prepaid expenses and other assets	2.8	(1.5)
Accounts payable	2.2	3.4
Accrued and deferred income taxes	(0.1)	(3.9)
Other accrued liabilities	(2.2)	(11.8)
Accrued interest	2.7	(11.2)
Long-term assets and long-term liabilities	(4.9)	(4.0)
Other	(0.3)	1.1
Net cash used for operating activities	(10.4)	(53.8)

Cash flows from investing activities:
Net proceeds from the disposition of property and investments	0.1	15.9
Maturities of marketable securities and other investments	130.5	346.0
Sales of marketable securities and other investments	82.1	74.2
Purchases of marketable securities and other investments	(172.1)	(419.0)
Net proceeds from restricted cash	(1.2)	0.4
Capital expenditures	(3.0)	(8.4)
Decrease in cash attributable to the deconsolidation of Debtors	(1.1)	–
Contribution to joint venture	(0.6)	–
Other, net	–	0.3
Net cash provided by investing activities	34.7	9.4

Cash flows from financing activities:
Proceeds from issuance of long-term debt	–	0.2
Redemptions and repurchases of, and principal payments on, long-term debt	(3.4)	(67.4)
Principal payments on Scopac Timber Notes held in the SAR Account	–	11.1
Borrowings under revolving and short-term credit facilities, net	2.2	88.3
Incurrence of deferred financing costs	–	(8.8)
Treasury stock purchases	(0.3)	(22.5)
Net proceeds from refundable deposits	0.9	1.1
Net cash provided by (used for) financing activities	(0.6)	2.0

Net increase (decrease) in cash and cash equivalents	23.7	(42.4)
Cash and cash equivalents at beginning of the period	34.8	72.9
Cash and cash equivalents at end of the period	$58.5	$30.5

Supplemental disclosure of cash flow information:
Interest paid	$12.4	$70.2

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K.  Any capitalized terms used but not defined in these Condensed Notes to Consolidated Financial Statements are defined in the “Glossary of Defined Terms” contained in Appendix A.  All references to the  “Company” include MAXXAM Inc. and its consolidated majority and wholly owned subsidiaries, unless otherwise noted or the context indicates otherwise.  All references to specific entities refer to the respective companies and their subsidiaries, unless otherwise specified or the context indicates otherwise.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

Deconsolidation of Palco and its Subsidiaries

Under GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner.  Under these principles, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner.  As discussed below, on January 18, 2007, the Debtors - Palco and its subsidiaries - filed for reorganization under Chapter 11 of the Bankruptcy Code.  See the “Reorganization Proceedings of Palco and its Subsidiaries” section below for further information regarding the Debtors’ reorganization proceedings.  As a result, the Company deconsolidated the Debtors’ financial results beginning January 19, 2007, and began reporting its investment in the Debtors using the cost method.  These consolidated financial statements do not reflect any adjustment related to the deconsolidation of the Debtors other than presenting the Company’s investment in the Debtors using the cost method.

Through January 18, 2007, under generally accepted principles of consolidation, the Company had recognized losses in excess of its investment in the Debtors of $483.9 million.  Since the Debtors’ results are no longer consolidated, any adjustments reflected in the Debtors’ financial statements subsequent to January 19, 2007 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders’ deficit as well as adjustments made to the Debtors’ financial information for loss contingencies and other matters), are not expected to impact the Company’s consolidated financial results.

The Company will reevaluate the accounting treatment of its investment in the Debtors when either: (i) the Debtors’ bankruptcies are resolved, or (ii) there is a change in the equity ownership of the Debtors.

The following proforma financial data reflects the results of operations of the Company, excluding the Debtors, for the periods presented (in millions, except share data).

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006

Sales	$23.0	$39.9	$70.6	$112.0
Costs and expenses	(30.6)	(33.9)	(86.3)	(92.9)
Reversal of net investment in Kaiser	–	430.9	–	430.9
Operating income (loss)	(7.6)	436.9	(15.7)	450.0
Other income (expense), net	1.4	(0.3)	4.3	5.7
Interest expense, including amortization of deferred financing costs	(4.3)	(4.1)	(12.8)	(12.8)
Income (loss) before income taxes and cumulative effect of accounting change	(10.5)	432.5	(24.2)	442.9
Provision for income taxes	–	(0.3)	–	(0.8)
Income (loss) before cumulative effect of accountingchange	(10.5)	432.2	(24.2)	442.1
Cumulative effect of accounting change, net of tax	–	–	–	(0.7)
Net income (loss)	$(10.5)	$432.2	$(24.2)	$441.4
Net income (loss) per share:
Basic	$(2.00)	$82.18	$(4.61)	$78.30
Diluted	$(2.00)	$71.55	$(4.61)	$68.88

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

As of the filing date, Scopac's indebtedness consisted of the Timber Notes, its 6.55% Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due 2028 ($713.8 million principal outstanding as of December 31, 2006), and a line of credit with a group of banks ($36.2 million principal outstanding as of December 31, 2006), each of which is secured by (i) Scopac’s timber, timberlands and timber rights, (ii) certain contract rights and other assets, (iii) the proceeds of the foregoing, and (iv) the funds held by the Trustee in various accounts related to the Scopac Timber Notes.

As of the filing date, Palco's indebtedness consisted of a five-year $85.0 million secured term loan ($84.3 million principal outstanding as of December 31, 2006) and a five-year $60.0 million secured asset-based revolving credit facility ($24.1 million of borrowings outstanding and $13.7 million of letters of credit issued as of December 31, 2006). These facilities are secured by the stock of Palco and substantially all of the assets of the Palco Debtors (other than Palco's equity interest in Scopac).  See “Palco Debtors Liquidity” section below for a discussion of the DIP facility that closed on August 6, 2007.

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

The Debtors’ overall objectives in the Bankruptcy Cases are to achieve both an operational restructuring and a  financial restructuring of the Debtors’ long-term debt obligations, in view of estimated lower harvest levels, increased regulatory compliance costs and cyclical lumber prices, and also to continue their businesses.  There can be no assurance that the Debtors will be able to attain these objectives and achieve a successful operational and financial reorganization.  In the event the Debtors are unsuccessful in attaining a successful operational and financial reorganization, the Debtors could be forced to surrender all or substantially all of their assets to their creditors.  The outcome of the Bankruptcy Cases is impossible to predict and could have a material adverse effect on the businesses of the Debtors, on the interests of creditors, and on the Company.

As provided by the Bankruptcy Code, each of the Debtors generally has the exclusive right to propose a plan of reorganization during the Exclusivity Period.  On September 30, 2007, the Debtors, together with MAXXAM Parent, MGHI  and MGI (as co-proponents), filed the Plan, a Joint Plan of Reorganization pursuant to Section 112(a) of title 11 of the United States Code, providing for the resolution of outstanding claims against and interests in each of the Debtors.  The Plan provides for the continued operations of Palco and Scopac as a consolidated company, the full repayment of all secured and unsecured creditors and the retention of Palco’s equity interest in Scopac and MGI’s equity interest in Palco.

From an operational perspective, the Plan contemplates a new business model for continued operation of Palco’s sawmill and continued forestry operations, but at harvest levels that are significantly lower than current or historical rates. It also contemplates the sale of 6,600 acres of ancient redwood forest to a buyer or buyers willing to commit to the permanent environmental protection of these scarce and valuable old-growth redwood trees. The Plan moreover provides for the creation of a new low density conservation and preservation oriented real estate development project under which significant acreage (approximately 22,000 acres) adjoining the old growth redwood groves would be developed and sold.  The proceeds from these sales would be used to retire a substantial portion of Scopac’s indebtedness.

As a Plan proponent, MAXXAM Parent has agreed to make important economic contributions to the Debtors upon confirmation of the Plan, including (i) providing real estate expertise to assist Palco in “unlocking” the value of the old growth redwood groves and the adjacent conservation and preservation oriented real estate development, (ii) contributing $25.0 million toward a fund that will allow existing holders of Scopac Timber Notes to cash out a portion of their Scopac Timber Notes, (iii) forgiving $40.0 million of intercompany debt, and (iv) contributing important tax benefits to Palco.

The Trustee for the Scopac Timber Notes has also proposed a plan of reorganization with respect to Scopac.  The Trustee’s plan essentially provides for the rapid liquidation of Scopac.  On October 23, 2007, the Bankruptcy Court held a hearing on the question of whether the Exclusivity Period should be extended.  Without an extension of exclusivity, the Trustee would be able to pursue its plan of reorganization in parallel with the Debtors’ Plan.  At the conclusion of the hearing, the Bankruptcy Court directed the Debtors, the most significant creditors, and MAXXAM Parent to undergo mediation in an effort to have the parties reach a consensual plan of reorganization with respect to the Debtors.  The mediation is scheduled to begin the week of November 26, 2007.  There can be no assurance that the mediation will be successful.

If the mediation is not successful and the Debtors proceed with the Plan, they will be required to seek approval of the Plan by the creditors and equity holders entitled to vote on the Plan, and to seek confirmation of the Plan by the Bankruptcy Court.  The Debtors’ efforts to obtain creditor approvals and Bankruptcy Court confirmation may not be successful.

While the Debtors’ liabilities as of the Filing Date would be resolved under the Plan, as noted above, there can be no assurance that the Plan will be approved by creditors or confirmed by the Bankruptcy Court.  If the Plan is not approved by creditors and confirmed by the Bankruptcy Court, there can be no assurance that the Debtors' creditors will be paid in full, either through an alternative plan of reorganization or otherwise.  If a debtor’s creditors are not paid in full, the Bankruptcy Code provides that the debtor’s equity holders are not entitled to retain their equity interests, unless certain exceptions apply.  In that event, Palco could lose all or a material portion of its equity ownership in Scopac and Palco’s other subsidiaries, MGI could lose all or a material portion of its equity ownership in Palco, or the value of such equity interests could be diluted, impaired or eliminated.

Palco Debtors’ Liquidity
The Palco Debtors estimate that they will have significant liquidity shortfalls in 2007.  On August 6, 2007, the  Palco Debtors closed on the DIP Facility, a $75.0 million Debtor-in-Possession revolving credit facility that matures on the earliest of, among other things,  (i)  the sale of substantially all of the assets of the Palco Debtors,  (ii) an event of default,  (iii)  the effective date of a plan of reorganization for Palco, or  (iv) August 6, 2008.  The DIP Facility was used to retire the Palco Revolving Credit Facility.  The DIP Facility provides the lender with a “super-priority” claim, which provides for payment of the DIP Facility before any other secured or unsecured creditors and equity holders of the Palco Debtors are paid.  The DIP Facility contains restrictive financial covenants that, among others, require the Palco Debtors to maintain a minimum level of EBITDA and meet weekly cash flow projections.  Continued compliance with the DIP Facility is dependent on the ability of the Palco Debtors to meet the financial covenants.  However, operating cash flow estimates used to establish the EBITDA maintenance covenants and the weekly cash flow projections are subject to a number of assumptions and actual results could differ materially from these estimates.  There can be no assurance that the Palco Debtors will meet the restrictive financial covenants specified in the DIP Facility,  in which case they may not be able to continue operations and reorganize under Chapter 11 of the Bankruptcy Code.

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

The financial information of the Debtors contained herein and consolidated with the Company’s results at December 31, 2006, was prepared on a “going concern” basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Bankruptcy Cases, such realization of assets and liquidation of liabilities are subject to significant uncertainties.  For example, the financial information of the Debtors for the year ended December 31, 2006, contained herein does not present:  (a) the realizable value of assets on a liquidation basis, (b) the estimated costs and expenses associated with the Bankruptcy Cases, (c) the amount that will ultimately be paid to settle liabilities and contingencies which may be allowed in the Bankruptcy Cases, or  (d) the effect of any changes that may be made in connection with the Company’s investment in the Debtors or with the Debtors’ operations resulting from a plan of reorganization.  Because of the ongoing nature of, and uncertainties related to, the Bankruptcy Cases, the discussions and financial information of the Debtors contained herein are subject to material uncertainties.

The following tables contain summarized GAAP-based consolidated financial information of the Debtors (in millions) for the periods presented.
	September 30, 2007	December 31, 2006

Current assets	$107.1	$105.5
Property, plant and equipment, net	102.9	108.3
Timber and timberlands, net	199.2	200.4
Other assets	39.6	40.4
Total assets	$448.8	$454.6

Liabilities, not subject to compromise	$977.3	$877.9
Liabilities, subject to compromise	101.4	106.3
Stockholders’ deficit	(629.9)	(529.6)
Total liabilities and stockholders’ deficit	$448.8	$454.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007(1)	2006
Sales, net of discounts	$27.7	$37.9	$92.4	$109.5
Costs and expenses (2)	(45.1)	(31.3)	(135.1)	(107.7)
Operating income (loss)	(17.4)	6.6	(42.7)	1.8
Other income (expense), net	(0.7)	0.2	1.4	0.9
Interest expense	(21.4)	(20.6)	(59.0)	(51.8)
Loss before income taxes	(39.5)	(13.8)	(100.3)	(49.1)
Benefit for income taxes	–	0.3	–	5.0
Net loss	$(39.5)	$(13.5)	$(100.3)	$(44.1)

(1)	The operating results of the Debtors from January 1, 2007 to January 18, 2007 are included in the Company’s consolidated financial statements. See Note 3.
(2)	Costs and expenses include bankruptcy-related legal and advisor fees of $10.2 million for the three months ended September 30, 2007 and $24.0 million for the nine months ended September 30, 2007.

Potential Impact on Registrant and Certain Related Entities
The Bankruptcy Cases could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates, including MGHI and/or MGI.  For example, under ERISA, if Palco’s pension plan were to be terminated, MAXXAM Parent and its wholly owned subsidiaries would be jointly and severally liable for any unfunded pension plan obligations.  The unfunded termination obligation attributable to Palco’s pension plan as of December 31, 2006, is estimated not to exceed $23.0 million based upon annuity placement interest rate assumptions as of such date.  In addition, it is possible that certain transactions could be completed in connection with a potential restructuring or reorganization of the Debtors, such as a sale of all or a portion of the equity ownership in the Debtors, a sale of a substantial portion of the Debtors’ assets and/or a cancellation of some or all of the Debtors’ indebtedness, which could require the utilization of all or a substantial portion of, or the loss of a significant portion of, the Company’s net operating losses or other tax attributes for federal and state income tax purposes, and could require tax payments.

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

Risks and uncertainties are inherent with respect to the ultimate outcome of the Bankruptcy Cases and the matters discussed in Note 8.  The results of a resolution of such uncertainties could have a material effect on the Company’s consolidated financial position, results of operations or liquidity.  In addition, uncertainties related to the projection of future taxable income could affect the realization of the Company’s deferred tax assets discussed in Note 6.  Estimates of future benefit payments used to measure the Company’s pension and other postretirement benefit obligations are subject to a number of assumptions about future experience, as are the estimated future cash flows projected in the evaluation of long-lived assets for possible impairment.  To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial position, results of operations and/or liquidity could be materially affected.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior years to be consistent with the current year’s presentation.  Specifically, certain balance sheet amounts as of December 31, 2006 have been shown as a separate line item to comply with current period reporting requirements.  Additionally, sales and maturities of marketable securities and other investments on the consolidated statement of cash flows have been categorized as separate line items, one for sales and one for maturities.

2.	New Accounting Standards

Accounting for Uncertainty in Income Taxes
On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.  See Note 6 for further information.

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

The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is optional and, if adopted by a Company, is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating whether or not to adopt SFAS No. 159.

3.      Segment Information and Other Items

Sales and operating income (loss) for each reportable segment are presented in the Condensed Consolidated Statements of Operations.  The amounts reflected in the “MGI” column represent MGI’s assets, liabilities and general and administrative expenses on a stand-alone basis (without Palco or any of Palco’s subsidiaries).  Operating  losses for “Corporate” represent general and administrative expenses not directly attributable to the reportable segments.  The amounts reflected in the “Corporate” column also serve to reconcile the total of the reportable segments’ amounts to totals in the Company’s consolidated financial statements.

The following table presents certain other unaudited financial information by reportable segment (in millions).
	Reportable Segments			Corporate		Total Excluding Debtors		Reportable Segment		Consolidated Total
	Real Estate	Racing	MGI					Forest Products(1)
Investment, interest and other income for the three months ended:
September 30, 2007	$0.8	$–	$–	$0.6		$1.4			$(2)	$1.4
September 30, 2006	1.0	–	–	(1.4)		(0.4)		0.3		(0.1)

Investment, interest and other income for the nine months ended:
September 30, 2007	$2.0	$0.1	$–	$2.1		$4.2		$0.2	(3)	$4.4
September 30, 2006	3.5	0.1	0.1	2.1		5.8		0.8		6.6

Selling, general and administrative expense for the three months ended:
September 30, 2007	$3.2	$4.1	$0.3	$3.4		$11.0			$(2)	$11.0
September 30, 2006	6.2	2.1	1.7	1.2		11.2		3.5		14.7

Selling, general and administrative expense for the nine months ended:
September 30, 2007	$11.1	$8.5	$1.5	$7.2		$28.3		$1.5	(3)	$29.8
September 30, 2006	14.4	6.4	2.3	2.1		5.2		14.1		39.3

Operating income (loss) for the three months ended:
September 30, 2007	$(0.9)	$(3.0)	$(0.3)	$(3.4)		$(7.6)			$(2)	$(7.6)
September 30, 2006	10.4	(1.4)	(1.6)	429.5	(4)	436.9	(4)	6.6		443.5

Operating income (loss) for the nine months ended:
September 30, 2007	$(1.5)	$(5.4)	$(1.5)	$(7.3)		$(15.7)		$(2.3)	(3)	$(18.0)
September 30, 2006	26.8	(3.1)	(2.2)	428.5	(4)	450.0	(4)	1.8		451.8

Depreciation, depletion andamortization for the three months ended:
September 30, 2007	$3.1	$0.4	$–	$–		$3.5			$(2)	$3.5
September 30, 2006	3.1	0.4	–	0.1		3.6		5.1		8.7

Depreciation, depletion andamortization for the nine months ended:
September 30, 2007	$9.3	$1.2	$–	$0.1		$10.6		$0.9	(3)	$11.5
September 30, 2006	10.3	1.1	–	0.2		11.6		14.5		26.1

Total assets as of:
September 30, 2007	$286.6	$35.7	$0.2	$221.2		$543.7			$(2)	$543.7
December 31, 2006	299.5	36.4	0.9	232.1		568.9		441.0		1,009.9

(1)     Excludes MGI.
(2)
As a result of the deconsolidation of the Debtors, their data is not included in the consolidated results of operations for the three months ended September 30, 2007 or in consolidated total assets as of September 30, 2007.

(3)	Amounts attributable to the Debtors are for the period from January 1, 2007 through January 18, 2007.
(4)	Includes a $430.9 million reversal of net investment in Kaiser.

4.      Cash, Cash Equivalents, Marketable Securities and Investments in Limited Partnerships

The following table presents cash, cash equivalents, marketable securities and other investments, in the aggregate (in millions):

	September 30, 2007	December 31, 2006

Cash and cash equivalents	$65.0	$44.0
Marketable securities	60.6	142.2
Investments in limited partnerships	24.6	26.1
	150.2	212.3
Less: Restricted cash and restricted marketable securities	(6.5)	(51.3)
Unrestricted cash and unrestricted marketable securities	$143.7	$161.0

Cash Equivalents
Cash equivalents consist of highly liquid money market instruments with maturities of three months or less.  As of September 30, 2007 and December 31, 2006, the carrying amounts of the Company’s cash equivalents approximated fair value.

Restricted Cash, Cash Equivalents, Marketable Securities and Other Investments
Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

	September 30, 2007		December 31, 2006
Current:
Restricted cash and cash equivalents	$3.0		$3.6
Restricted marketable securities, held in SAR Account		(1)	39.5
	3.0		43.1

Non-Current:
Restricted Scopac Timber Notes and other amounts held in SAR Account		(1)	2.8
Other amounts restricted under the Scopac Indenture		(1)	2.5
Other long-term restricted amounts	3.5		5.7
Less: Amounts attributable to Scopac Timber Notes held in SAR Account		(1)	(2.8)
	3.5		8.2

Total restricted cash and cash equivalents and marketable securities	$6.5		$51.3

(1)	As a result of the deconsolidation of the Debtors, their investment amounts are not included in the consolidated total as of September 30, 2007.

Marketable Securities
Marketable securities consist of the following classification of investments (in millions):

	September 30, 2007(1)	December 31, 2006
Debt securities:
Maturities less than one year	$19.8	$100.2
Maturities one to five years	–	6.2
Equity securities and other investments	40.8	35.8
Total marketable securities	$60.6	$142.2

(1)	As a result of the deconsolidation of the Debtors, their amounts are not included in the consolidated total as of September 30, 2007.

	September 30, 2007	December 31, 2006
	(In millions of dollars)
Unrealized gains on available-for-sale investments in other comprehensive income, net	$0.6	$0.6

Included in other comprehensive income are unrealized net gains of $0.6 million as of September 30, 2007, consisting of unrealized gains of $0.7 million and unrealized losses of $0.1 million.  As of December 31, 2006, there were unrealized gains of $0.6 million and no unrealized losses.

5.	Debt

Principal amounts of outstanding debt consist of the following (in millions):

	September 30, 2007		December 31, 2006
7.56% Lakepointe Notes due June 8, 2021	$112.3		$113.5
7.03% Motel Notes due May 1, 2018	43.6		44.7
6.08% Beltway Notes due November 9, 2024	28.1		28.6
7.12% Palmas Notes due December 20, 2030	28.5		28.7
Other notes and contracts, primarily secured by receivables, buildings, real estate and equipment	4.6		4.8
Total principal outstanding	217.1		220.3

Forest products segment debt obligations(1):
Palco Revolving Credit Facility		(1)	24.1
Palco Term Loan		(1)	84.3
Scopac Line of Credit		(1)	36.2
6.55% Scopac Class A-1 Timber Notes		(1)	7.3
7.11% Scopac Class A-2 Timber Notes		(1)	243.2
7.71% Scopac Class A-3 Timber Notes		(1)	463.3
Other notes and contracts, primarily secured by receivables, buildings, real estate and equipment		(1)	0.5
Total principal outstanding		(1)	858.9

Less: Short term borrowings and current maturities	(5.1)		(180.7)
Scopac Class A-1 Timber Notes held in the SAR Account, at par value		(1)	(2.8)
Discount on sale of Scopac Class A-2 Timber Notes held in SAR Account		(1)	(10.3)
	$212.0		$885.4

(1)	As a result of the deconsolidation of the Debtors, their debt amounts are not included in the consolidated total as of September 30, 2007.

Letters of Credit
The Company’s real estate segment has posted letters of credit in the amount of $3.5 million at December 31, 2006 and September 30, 2007 to satisfy certain liability insurance policy requirements.  These letters of credit were reduced to $2.0 million in October 2007.

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

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.  An uncertain tax position need not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provided guidance on the classification of unrecognized tax benefits, disclosures for interest and penalties, accounting and disclosures for interim reporting periods, and transition requirements.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

7.	Employee Benefit Plans

The components of pension and other postretirement benefits expense are as follows (in millions):

	Frozen Pension Benefits		Medical/Life Benefits		Frozen Pension Benefits		Medical/Life Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Components of net periodic benefit costs:
Service cost	$–	$–	$–	$0.1	$–	$–	$–	$0.3
Interest cost	0.5	1.3	–	0.2	1.5	4.0	–	0.4
Expected return on assets	(0.5)	(1.5)	–	–	(1.5)	(4.3)	–	–
Amortization of prior service costs	–	–	–	(0.1)	–	–	–	(0.1)
Recognized net actuarial loss	–	–	–	–	–	0.2	–	–
Net periodic benefit costs	$–	$(0.2)	$–	$0.2	$–	$(0.1)	$–	$0.6

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

Actions Involving Present and Former Directors and Officers
In November 2002, the Cook action and the Cave action were filed in the Superior Court of Humboldt County, California.  The defendants in these actions include the Company and certain of its subsidiaries, as well as certain affiliates such as Mr. Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).  The Cook action alleges, among other things, that Palco’s logging practices have contributed to an increase in flooding along Freshwater Creek (which runs through Palco’s timberlands), resulting in personal injury and damages to the plaintiffs’ properties.  Plaintiffs further allege that in order to have timber harvest plans approved in the affected areas, the defendants engaged in certain unfair business practices.  The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure the watershed is restored.  The Cave action contains similar allegations and requests relief similar to the Cook action with respect to the Elk River watershed (a portion of which is contained on Palco’s timberlands).  In October 2005, the Johnson action was filed in Humboldt County Superior Court and contains allegations and requests relief similar to the Cave and Cook actions with respect to the Elk River watershed.  The defendants in the Johnson action include the Company and certain of its subsidiaries and Mr. Hurwitz.  The Company does not believe the resolution of these actions should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

On December 7, 2006, the Wilson state action was filed under seal in the Superior Court of San Francisco, California, and on the same day, the Wilson federal action was filed under seal in the U.S. District Court for the Northern District of California.  The defendants in the Wilson actions include the Company and certain of its forest products subsidiaries, as well as Mr. Hurwitz.  The Wilson actions allege violations of the California False Claims Act and the Federal False Claims Act, respectively, and are qui tam actions (actions ostensibly brought by the government, but on the information and at the instigation of a private individual, who would receive a portion of any amount recovered).  As the State of California declined to participate in the Wilson state action and the United States declined to participate in the Wilson federal action, the seal on each case was lifted and the private individuals are entitled to proceed with the suits.  Both suits allege that the defendants made false claims by submitting to the CDF a sustained yield plan misrepresenting as sustainable the projected harvest yields of the timberlands of Palco and Scopac.  The remedies being sought are actual damages (essentially based on over $450.0 million of cash and timberlands transferred by the United States and California in exchange for various timberlands purchased from Palco and its subsidiaries), treble damages and civil penalties of up to $10,000 for every violation of the California False Claims Act and the Federal False Claims Act, respectively.  There can be no assurance that the Wilson actions will not have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity.

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

In May 2000, the Respondents filed a counterclaim to the FDIC action in the U.S. District Court in Houston, Texas (No. H95-3956). In November 2002, the Respondents filed the Sanctions Motion consisting of an amended counterclaim and an amended motion for sanctions.  The Sanctions Motion states that the FDIC illegally paid the OTS to bring the OTS action against the Respondents and that the FDIC illegally sued for an improper purpose (i.e., in order to acquire timberlands held by a subsidiary of the Company).  The Respondents are seeking as a sanction to be made whole for the attorneys’ fees (plus interest) they have paid in connection with the OTS and FDIC actions.  As of September 30, 2007, such fees were in excess of $41.1 million. On August 23, 2005, the District Court ruled on the Sanctions Motion, ordering the FDIC to pay the Respondents $72.3 million, a portion of which is accrued interest. The FDIC has appealed the District Court decision to the U.S. Fifth Circuit Court of Appeals.  The U.S. District Court award has not been accrued as of September 30, 2007 or December 31, 2006.  There can be no assurance that the Company will ultimately collect all or any portion of this award.

Other Matters
On December 6, 2005, the Herrera action was filed in the state District Court of Harris County, Texas.  The defendants in this action are SHRP, Ltd. and its managing general partner.  The plaintiffs allege, among other things, that due to the gross negligence of SHRP, Ltd., Mr. Herrera was thrown while exercising a horse at Sam Houston Race Park, rendering him a paraplegic.  The case was settled in July 2007; the settlement did not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

On September 2, 2004, the Company was advised that the NJDEP alleged that one of its former subsidiaries is a successor to a company that manufactured munitions for the U.S. Navy during World War II.  The owner of the underlying property, which is located in Cranbury, New Jersey, was seeking the Company’s participation in efforts to address contamination of the site resulting from such operations.  In January 2005, MGI and the owner of the property entered into an Administrative Consent Order with the NJDEP providing for, among other things, cleanup of the facility.  In April 2005, MGI filed a Complaint against the United States of America, the U.S. Navy, and the U.S. Army for cost recovery and contribution; the defendants subsequently denied all of the claims.  In early 2006, the property was sold to a new owner and the Administrative Consent Order was amended to substitute the new owner for the original property owner.  MGI also reached an agreement with several potentially responsible parties regarding cleanup at the site, the terms of which the Company believes will not result in a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.  MGI retained its cause of action against the government parties noted above.

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

9.          Stock-Based Compensation Plans

Under the Company’s stock-based compensation plans, stock options and similar instruments may be granted to employees and outside directors at no less than the fair market value of the Company’s Common Stock on the date of grant.  Grants generally vest ratably over a five-year period for grants to employees and over a four-year period for grants to outside directors and expire ten years after the grant date.  Grants have generally been settled in cash upon exercise.

The fair value of grants is determined using a Black-Scholes option-pricing model.  The following assumptions apply to the options granted through the periods presented.

	Nine Months Ended September 30,
	2007	2006

Expected volatility	29%	33%
Expected dividends	–	–
Expected term (in years)	7.33	6.22
Risk-free rate	4.2%	4.59%

Expected volatilities are based on historical volatility of the market price for the Company’s Common Stock.  The dividend yield on the Company’s Common Stock is assumed to be zero since the Company has not paid dividends in the past five years and has no current plans to do so. The Company uses historical experience regarding exercises of grants to determine the grants’ expected term.  The expected term represents the period of time that the options granted are expected to remain outstanding.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the reporting date.

A summary of activity under the Company’s stock option plans during 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2007	1,081,853	$25.06
Granted	2,400	29.25
Exercised	(37,652)	17.00
Forfeited or expired	(65,440)	45.04
Balance at September 30, 2007	981,161	$24.55	5.02	$7.7
Exercisable at September 30, 2007	696,569	$23.98	4.00	$6.4

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

10.	Per Share Information

The weighted average number of shares used to determine basic and diluted earnings per share was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Weighted average number of common shares outstanding - basic:	5,250,230	5,259,315	5,252,244	5,628,438

Effect of dilution (1):
Conversion of Class A Convertible Preferred Stock	–	668,119	–	668,119
Exercise of stock options	–	112,803	–	101,702

Weighted average number of common and common equivalent shares - diluted:	5,250,230	6,040,237	5,252,244	6,398,259
__________________

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

11.   Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(10.5)	$418.7	$(29.5)	$397.3
Other comprehensive income (loss):
Reversal of other comprehensive income related to Kaiser	–	85.3	–	85.3
Unrealized income (loss) on available-for-sale investments	(0.2)	0.3	–	0.5
Total comprehensive income (loss)	$(10.7)	$504.3	$(29.5)	$483.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the Registrant, respectively.

MAXXAM INC.

Date: April 29, 2008	By: /S/ M. EMILY MADISON M. Emily Madison Vice President, Finance and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)