Form 10-K
MAXXAM INC
filed 2008-04-29
CIK 63814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
[Missing Graphic Reference]
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007                           Commission File Number 1-3924

MAXXAM INC.
(Exact name of Registrant as Specified in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	95-2078752 (I.R.S. Employer Identification Number)

1330 Post Oak Blvd., Suite 2000 Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)

Registrant’s telephone number, including area code: (713) 975-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.50 par value	American

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):
Large accelerated filer ☐                                                                                 Accelerated filer ☒                             Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $66.8 million.

Number of shares of common stock outstanding at April 24, 2008: 4,561,237

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III.

PART I

ITEM 1.                         BUSINESS

General

MAXXAM Inc. and its controlled subsidiaries are collectively referred to herein as the “Company” or “MAXXAM” unless otherwise indicated or the context indicates otherwise.  Any reference herein to a company includes the subsidiaries of that company unless otherwise noted or the context indicates otherwise.  The term “MAXXAM Parent” refers to the Company on a stand-alone basis without its subsidiaries.  The term “MGHI” refers to MAXXAM Group Holdings Inc., which is the parent of MAXXAM Group Inc. (see below).  Some terms used herein are defined in the Glossary of Defined Terms found at the end of this document.  The Company conducts the substantial portion of its operations through its subsidiaries, which operate in three principal industries:

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

•
Racing operations, through Sam Houston Race Park, Ltd. (“SHRP, Ltd.”), a Texas limited partnership wholly owned by the Company.  SHRP, Ltd. owns and operates a Texas Class 1 pari-mutuel horse racing facility in the greater Houston metropolitan area, and a pari-mutuel greyhound racing facility in Harlingen, Texas.

•
Forest products, through MAXXAM Group Inc. (“MGI”) and MGI’s wholly owned subsidiaries, principally The Pacific Lumber Company (“Palco”), Scotia Pacific Company LLC (“Scopac”), Britt Lumber Co., Inc. (“Britt”) and Scotia Development LLC (“SDLLC”).  MGI and its subsidiaries primarily engage in the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and related operations and activities.  On January 18, 2007, Palco, Scopac, Britt, SDLLC and Palco’s other subsidiaries (the “Debtors”) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  See Note 1, “–Reorganization Proceedings of Palco and its Subsidiaries.”

Except as otherwise indicated, all references herein to “Notes” represent the Notes to the Consolidated Financial Statements contained herein.

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”).  These statements appear in a number of places (for example, under Item 3. “Legal Proceedings” and several sections under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “should,” “could,” “plans,” “intends,” “projects,” “seeks,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors.  These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, the ability to obtain financing, new or modified statutory, environmental or regulatory requirements, litigation developments, and changing prices and market conditions.  This Report identifies other factors which could cause differences between such forward-looking statements and actual results.  These or other factors could cause actual results to vary materially from the forward-looking statements.

Real Estate Operations

General

The Company, principally through its wholly owned subsidiaries, and joint ventures, owns, invests in and develops residential and commercial real estate, primarily in Puerto Rico, Arizona, California and Texas.  Real estate properties and receivables as of December 31, 2007 are as follows:
			Book Value as of December 31, 2007
			(In millions)

Palmas del Mar (Puerto Rico):
Undeveloped land and parcels held for sale	988	acres	$31.8
Property, plant and equipment, receivables and other, net			6.1
Total			37.9
Resort operations - Palmas Country Club (1)			17.4
Total			55.3
Fountain Hills (Arizona):
Residential developed lots and lots under development	124	lots	19.1
Undeveloped residential land	431	acres	4.6
Property, plant, equipment and receivables, net			1.2
Total			24.9
Mirada (California):
Residential developed lots	3	lots	1.1
Property, plant, equipment and receivables, net			0.1
Total			1.2
Commercial lease properties:
Property, plant and equipment, net:
Lake Pointe Plaza (Texas)			100.1
Cooper Cameron building (Texas)			25.9
Motel 6 facilities (10 states)			37.7
Other			2.7
Total			166.4
Other, principally receivables			0.1
Total real estate properties and receivables			$247.9

(1)	Palmas Country Club operations include two 18-hole golf courses, a 20-court tennis facility, a member clubhouse, and a beach club. Amounts shown are net of accumulated depreciation.

Book Value as of December 31, 2007
(In millions)

Joint Ventures:
FireRock, LLC:
Golf course, clubhouse and other club facilities(1)	$13.8
Other property, plant and equipment, net(1)	2.3
Total	16.1
Investment in FireRock, LLC(2)	$0.4
RMCAL Development LP:
Residential units under development	$32.4
Investment in RMCAL Development LP(2)	$4.0

(1)	Amounts reflect 100% of the book value of the joint venture’s assets.
(2)	Amounts reflect the book value of the Company’s 50% interest.

Revenues from real estate operations were as follows in 2007 and 2006 (see Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Real Estate Operations” for additional details regarding 2007, 2006 and 2005 results):

	Years Ended December 31,
	2007	2006
	(In millions)

Palmas del Mar:
Real estate sales	$0.3	$27.6
Commercial, resort operations and other	11.7	12.5
Total	12.0	40.1
Fountain Hills:
Real estate sales	7.7	15.6
Commercial operations and other	3.3	3.7
Total	11.0	19.3
Mirada:
Real estate sales	3.0	26.6
Commercial operations and other	0.1	0.3
Total	3.1	26.9
Commercial lease properties:
Lake Pointe Plaza	11.1	11.1
Cooper Cameron building	2.3	2.3
Motel 6 facilities	4.8	4.8
Other	0.2	0.2
Total	18.4	18.4
Other:
Commercial operations and other	0.2	0.2
Total	0.2	0.2
Total	$44.7	$104.9

FireRock, LLC(1):
Golf course operations	$4.0	$3.7

RMCAL Development LP(1):
Real estate sales	$17.1	$9.1

(1)	Amounts reflect 100% of the joint venture’s revenues.

Palmas del Mar

Palmas del Mar, a master-planned residential community and resort located on the southeastern coast of Puerto Rico near Humacao (“Palmas”), was acquired by a subsidiary of the Company in 1984.  Originally over 2,700 acres, as of December 31, 2007, Palmas had approximately 1,000 acres of undeveloped land remaining.  The Company conducts its operations at Palmas through Palmas del Mar Properties, Inc. (“PDMPI”) and PDMPI’s subsidiaries.  PDMPI seeks developers and investors to acquire its acreage.  Resort operations at Palmas include a country club with two golf courses and tennis and beach club facilities.  Certain other amenities, including a hotel, marina, equestrian center and various restaurants, are owned and operated by third parties.

Fountain Hills

In 1968, a subsidiary of the Company purchased and began developing approximately 12,100 acres of real property in Fountain Hills, Arizona, which is located near Phoenix and adjacent to Scottsdale, Arizona.  Development of Fountain Hills is substantially complete.  Future sales are expected to consist of fully developed lots in two developments known as Eagles Nest and Adero Canyon.  Eagles Nest, a 506-acre custom lot development planned to include 245 lots, commenced sales in 2004.  Lots are being released in phases, with 11 lots and 12 lots having been sold in 2007 and 2006, respectively.  Development plans have been formulated for Adero Canyon, a 431-acre custom lot development planned to include 171 lots.  Financing of the Adero Canyon development is expected to be accomplished either through new or existing credit facilities or joint venture arrangements.
In 1998, a subsidiary of the Company entered into and holds a 50% interest in a joint venture named FireRock, LLC (“FireRock, LLC”) to develop an 808-acre area in Fountain Hills known as FireRock Country Club.  The development is a residential, golf-oriented, upscale master-planned community consisting of custom lots, multi-family parcels and a private country club and associated championship-level private 18-hole golf course.   While all of the multi-family parcels and custom lots have been sold, the venture continues to own and operate the country club.

Mirada

In 1991, a subsidiary of the Company acquired Mirada, a 220-acre luxury resort residential project located in Rancho Mirage, California.  Mirada is a master-planned community in the Santa Rosa Mountains, 650 feet above the Coachella Valley floor.  The Company’s direct development activities at the project are complete.  The first of the project’s six parcels was a custom lot subdivision of 46 estate lots.  The Ritz Carlton Rancho Mirage Hotel, which is owned and operated by a third party, was developed on the second parcel.  The third parcel is a custom lot subdivision consisting of 63 estate lots.  Sales of these lots began in 2003, and as of December 31, 2007, all but 2 lots had been sold.  Two other parcels, encompassing approximately 39 acres, were sold in 2005.

In April 2004, a subsidiary of the Company and a third party real estate development company formed a joint venture named RMCAL Development LP (“RMCAL”) to develop the final parcel, a 27-acre residential tract.  In connection with the formation of RMCAL, the Company sold a 50% interest in the parcel and contributed the remainder of the parcel to the joint venture in return for a 50% interest in the venture.  RMCAL will construct and sell 46 villas to be built on the parcel.  Eleven villas and one lot had been sold through 2007.  Eleven other villas have either been completed or are under construction.

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

Competition and Regulation and Other Industry Factors

There is intense competition among companies in the real estate investment and development business.  Sales and payments on real estate sales obligations depend, in part, on available financing and/or disposable income and, therefore, are affected by changes in general economic conditions and other factors.  The real estate development and commercial real estate businesses are subject to other risks such as shifts in population, fluctuations in the real estate market, and unpredictable changes in the desirability of residential, commercial and industrial areas.  The resort business of Palmas competes with similar businesses in the Caribbean, Florida and other vacation/holiday destinations.  The Company’s Arizona real estate operations compete with similar businesses in the areas in and surrounding Phoenix, Arizona, and the Company’s Mirada development faces competition from other developments in the area, many with golf courses and other amenities.

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

Employees

As of March 1, 2008, the Company’s real estate operations had approximately 210 employees.

Racing Operations

General

The Company indirectly owns SHRP, Ltd., which owns and operates Sam Houston Race Park, a Texas Class 1 horse racing facility located within the greater Houston metropolitan area and Valley Race Park, a greyhound racing facility located in Harlingen, Texas.  In January 2004, a subsidiary of the Company, Laredo Race Park LLC (“Laredo LLC”), applied to the Texas Racing Commission (the “Racing Commission”) for an additional license to construct and operate a Class 2 horse racing facility in Laredo, Texas.  Following a hearing on Laredo LLC’s application and that of a competing applicant, in September 2006, two state administrative law judges recommended to the Racing Commission that Laredo LLC be awarded the license.  The Racing Commission on March 20, 2007 ruled that both Laredo LLC and the competing applicant be awarded licenses for the Laredo area.  The Racing Commission later awarded Laredo LLC its license, effective as of September 1, 2007.

Racing Operations and Facilities

Sam Houston Race Park and Valley Race Park offer pari-mutuel wagering on live thoroughbred, quarter horse and greyhound racing during meets approved by the Racing Commission on a yearly basis and on simulcast horse and greyhound racing throughout the year.  Under the Texas Racing Act and related regulations (the “Racing Act”), commission revenues for both facilities are a designated portion of the pari-mutuel handle.  Sam Houston Race Park had 104 days of live racing in 2007, and has 96 of live racing days scheduled for 2008. Valley Race Park had 99 live racing days during 2007, and has 90 live racing days scheduled for 2008.

Revenues are also earned on simulcast racing through both guest simulcast arrangements (the receipt by Sam Houston Race Park and Valley Race Park of live broadcasts of racing conducted at other racetracks) and host simulcast arrangements (the live broadcast to other race tracks and off-track wagering sites of racing conducted at Sam Houston Race Park and Valley Race Park).  Sam Houston Race Park and Valley Race Park also derive revenues from food and beverage sales, admission and parking fees, group sales and advertising sales.

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

Marketing and Competition

SHRP, Ltd.’s management believes that the majority of Sam Houston Race Park’s patrons reside within a 25 mile radius, which includes most of the greater Houston metropolitan area, and that a secondary market of occasional patrons exists outside the 25 mile radius but within a 50 mile radius of the facility.  Sam Houston Race Park uses a number of marketing strategies in an attempt to reach these people and make them more frequent visitors to Sam Houston Race Park.  Recent strategic changes include increased newspaper ad sizes, expansion of website capabilities, radio advertising, increased marketing of items offered outside of the racing product, a VIP program with exclusive promotional offers, and greater focus on casual and event-oriented customers.  Valley Race Park employs similar strategies to attract patrons. Both Race Parks also rent out facilities and grounds for group events, which increase revenues and expose the facility to potential customers even though the events are often unrelated to racing.  In an effort to increase attendance on days with live racing, Sam Houston Race Park in June 2007 expanded and enhanced its summer concert series, including improving its facilities to allow the concerts to be held on the race track’s infield.

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

The Texas Legislature convenes its regular session every other year.  It is expected that this body will, during the next regular legislative session that begins in January 2009 and lasts through May 2009, consider measures to enhance state revenues though additional forms of gaming such as video lottery terminals at existing horse and dog racing tracks, gaming on Indian reservations, and full casinos.  The Company will vigorously pursue any legislation that is favorable to it.  As some legislation would require the approval of two-thirds of each legislative house and a majority of Texas voters, no assurance can be given that any such legislation will be enacted or become effective.  Moreover, it is impossible to determine what the provisions of any such legislation would be or its effect on the Company.

Employees

As of March 1, 2008, the Company’s racing operations had approximately 360 full and part-time employees and approximately 610 additional seasonal employees.

Forest Products Operations

Reorganization Proceedings of Palco and its Subsidiaries

        Bankruptcy Filings
On January 18, 2007, (the “Filing Date”), Palco and its five wholly owned subsidiaries, including Scopac, filed the Bankruptcy Cases, separate voluntary petitions in the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code.  The six companies that filed for voluntary protection are Palco, Britt, SDLLC, Salmon Creek LLC (“Salmon Creek”) and Scotia Inn (“Scotia Inn”) (the “Palco Debtors”) and Scopac.  The Bankruptcy Cases are being jointly administered, with the Debtors managing their business in the ordinary course as debtors-in-possession subject to the control and supervision of the Bankruptcy Court.  As a result of the Bankruptcy Cases, the Company deconsolidated the Debtor’s financial results beginning January 19, 2007.  See Note 1, “–Deconsolidation of Palco and its Subsidiaries.”

The filing of the Bankruptcy Cases was precipitated by liquidity shortfalls at Palco and Scopac and their resultant inability to make January 2007 interest payments on their respective debt obligations, arising from regulatory restrictions and limitations on timber harvest, increased timber harvesting costs and depressed lumber prices. Both Scopac and Palco undertook various efforts in 2006 to generate additional liquidity to satisfy their respective debt service obligations; however, the cash generated from their efforts, together with their cash flows from operations, was not sufficient to cover their respective interest payment shortfalls in January 2007.

As of the Filing Date, Scopac’s indebtedness consisted of its 6.55% Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due 2028 (the “Scopac Timber Notes”) ($713.8 million principal outstanding as of December 31, 2006) and a line of credit with a group of banks pursuant to which Scopac was permitted to borrow to pay up to one year’s interest on the Scopac Timber Notes (the “Scopac Line of Credit”) ($36.2 million principal outstanding as of December 31, 2006).  These obligations are each secured by (i) Scopac’s timber, timberlands and timber rights, (ii) certain contract rights and other assets, (iii) the proceeds of the foregoing and (iv) the funds held in various segregated accounts related to the Scopac Timber Notes.  Annual interest obligations related to Scopac’s debt facilities were approximately $55.4 million as of December 31, 2006.

As of the Filing Date, Palco’s principal indebtedness consisted of a five-year $85.0 million secured term loan (the “Palco Term Loan”) ($84.3 million principal outstanding as of December 31, 2006) and a five-year $60.0 million secured asset-based revolving credit facility (the “Palco Revolving Credit Facility”) ($24.1 million of borrowings outstanding and $13.7 million of letters of credit issued as of December 31, 2006). These facilities were secured by the stock of Palco owned by MGI, and substantially all of the assets of the Palco Debtors (other than Palco’s equity interest in Scopac).  Marathon Structured Finance Fund L.P. (“Marathon”) provided both the Palco Revolving Credit Facility and the Palco Term Loan.  The Palco Revolving Credit Facility was subsequently retired with the DIP Facility, a Debtor-in-Possession revolving credit facility provided by Marathon, which facility is described below under “–Palco Debtors’ Liquidity.”

        Effect of the Bankruptcy Filings
The outstanding principal of, and accrued interest on, all long-term debt of the Debtors became immediately due and payable as a result of the commencement of the Bankruptcy Cases.  However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest on the Debtors’ indebtedness and substantially all legal proceedings) are stayed (deferred) while the Debtors continue to operate their businesses.  The Bankruptcy Court, however, upon motion of the Debtors, permitted the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customary claims in the ordinary course of business, subject to certain limitations.

      The Debtors’ overall objectives in the Bankruptcy Cases are to achieve an operational and financial restructuring of each of the Debtors’ long-term debt obligations in view of estimated lower harvest levels, increased regulatory compliance costs and depressed lumber prices, and to continue their businesses.  There can be no assurance that the Debtors will be able to attain these objectives.  If the Debtors are unable to attain a successful operational and financial reorganization, the Debtors could be forced to surrender all or substantially all of their assets to their creditors or be forced to liquidate their assets pursuant to Chapter 7 of the Bankruptcy Code.  The outcome of the Bankruptcy Cases is impossible to predict and could have a material adverse effect on the businesses of the Debtors, on the interests of creditors, and on the Company.

        Recent Bankruptcy Developments
On September 30, 2007, the Debtors filed a proposed joint plan of reorganization during the period when a debtor has the sole right to propose and seek approval of a plan of reorganization (the “Exclusivity Period”).  On December 21, 2007, the Bankruptcy Court approved an agreement by the Debtors and other parties to terminate the Exclusivity Period and permit the filing of plans of reorganization by the Debtors, as well as the Unsecured Creditors Committee (the “Committee”), Marathon and the holders of Scopac’s Timber Notes.  On the January 30, 2008 deadline, Marathon and the holders of the Scopac Timber Notes filed proposed plans of reorganization. The same day, the Debtors filed an amended joint plan of reorganization (the “Joint Plan”), and Palco and Scopac each filed alternative stand-alone plans of reorganization (the “Alternative Plans”). The Company is a co-proponent of each of the Joint Plan and the Palco and Scopac Alternative Plans.

The Joint Plan provides for the payment in full of all claims and the continuation of the businesses, but at harvest levels that are lower than historical rates.  Under the Joint Plan, the Company’s indirect equity interests in both Palco and Scopac would be substantially diluted, such that the Company would lose a controlling interest in both companies.  Additionally, certain assets owned by Palco would be transferred to Palco’s secured lender in satisfaction of the Palco Term Loan.  The Joint Plan also provides for important economic contributions by the Company, including:

(i)	consenting to the dilution of its indirect equity interest in both Palco and Scopac;
(ii)
providing additional liquidity to Palco throughout the remainder of the case through redwood log and/or lumber purchases (either directly or indirectly) in an amount not to exceed $12.0 million, subject to Board approval;

(iii)	making a $10.0 million cash equity contribution to reorganized Palco on the effective date;
(iv)	forgiving $40.0 million of intercompany indebtedness;
(v)	using its best efforts to assist the reorganized Debtors in obtaining exit financing; and
(vi)	assisting the reorganized Debtors by providing its extensive real estate expertise in connection with various post-confirmation aspects of the Joint Plan.

The Debtors do not believe that the Joint Plan is eligible to be “crammed down” (forced) on creditors who vote against it.  Accordingly, Alternative Plans were developed to provide the Debtors an alternative to the Joint Plan in the event secured creditors vote against the Joint Plan.  The Alternative Plans of Palco and Scopac provide for (a) the delivery of a substantial portion of Scopac’s timberlands (181,000 acres) to the holders of the Scopac Timber Notes in full satisfaction of the obligations under the Scopac Timber Notes, and (b) the delivery of all of Palco’s assets (other than its interest in Scopac and its interest in the Headwaters Claim, as defined below under “–Regulatory and Environmental Factors”) to Marathon. The Debtors’ remaining obligations (including those under the DIP Facility) would be paid with the proceeds from exit financing secured by the remaining assets owned by Palco.  These assets would consist of Palco’s equity interest in the reorganized Scopac (whose assets would consist of 29,000 remaining acres of timberlands, including 6,600 acres of the largest stands of old growth redwood trees remaining under private ownership and the Headwaters Claim) and Palco’s interest in the Headwaters Claim.  Both the Joint Plan and the Alternative Plans would require, among other things, that the Debtors obtain exit financing (approximately $90.0 million under the Joint Plan and approximately $135.0 million under the Alternative Plans).

Both the plan of reorganization filed by Marathon and the plan of reorganization filed by the holders of the Scopac Timber Notes, if confirmed, would result in the loss entirely of the Company’s indirect equity interests in both Palco and Scopac.

        Voting for all of the plans has occurred and the Joint Plan and the Palco Alternative Plan did not obtain sufficient votes to be confirmed.  Without sufficient votes (among other things), these plans cannot legally be confirmed.  The Scopac Alternative Plan, the plan of reorganization filed by Marathon and the plan of reorganization filed by the holders of the Scopac Timber Notes did receive sufficient votes to be confirmed.

        There is substantial uncertainty as to which plan of reorganization, if any, will be confirmed by the Bankruptcy Court.  If no plan is confirmed, the Bankruptcy Court may elect to convert the Bankruptcy Cases to a Chapter 7 liquidation proceeding. The confirmation hearing, at which the Bankruptcy Court will consider the plans of reorganization filed by Marathon, the holders of Scopac Timber Notes, and the Debtors, began in April 2008 and has not yet concluded.  The outcome of the Bankruptcy Cases is impossible to predict and, and as noted above, could have a material adverse effect on the businesses of the Debtors, on the interests of creditors, and on the Company.

    Palco Debtors’ Liquidity
On August 6, 2007, the Palco Debtors closed on the DIP Facility, a $75.0 million Debtor-in-Possession revolving credit facility that matures on the earliest of, among other things, (i) the sale of substantially all of the assets of the Palco Debtors, (ii) an event of default, (iii) the effective date of a plan of reorganization for Palco, or (iv) August 6, 2008.  The DIP Facility was provided by Marathon and was used to retire the Palco Revolving Credit Facility.  Under the DIP Facility, the lender has a “super-priority” claim, which provides for payment of the DIP Facility before any other secured or unsecured creditors and equity holders of the Palco Debtors can be paid.  The DIP Facility contains restrictive financial covenants that, among others, require the Palco Debtors to maintain a minimum level of EBITDA and meet weekly cash flow projections.  The Palco Debtors are currently in default under the DIP Facility.  The DIP Facility is fully drawn and Palco continues to closely monitor and manage its cash resources.  During January and early February 2008, an indirect wholly owned subsidiary of MAXXAM purchased $7.2 million of logs and lumber from Palco  to provide additional liquidity.  In spite of these purchases in February 2008, Palco did not have sufficient liquidity to make an approximate $4.3 million log payment due to Scopac; Palco and Scopac are working towards an agreement with respect to this missed payment.  There can be no assurance that the Palco Debtors will continue to have sufficient liquidity to operate or that Palco’s DIP lender will not take action as a result of the default under the DIP Facility.  Should either occur, the Palco Debtors may not be able to continue operations and reorganize successfully under Chapter 11 of the Bankruptcy Code.

Scopac Liquidity
Scopac has been authorized by the Bankruptcy Court to fund budgeted ongoing operating and bankruptcy-related costs using operating cash flow and, to the extent needed, funds available in Scopac’s Scheduled Amortization Reserve Account (“SAR Account,” an account established to support principal payments on the Scopac Timber Notes), provided that no more than $16.9 million in withdrawals from the SAR Account are outstanding at any given time.  Scopac expects these sources of liquidity to be adequate to enable Scopac to continue its operations.  If these sources of liquidity are not adequate, and if Scopac is unable to obtain additional sources of liquidity and the necessary Bankruptcy Court approval to utilize such additional sources of liquidity, Scopac may not be able to continue operations and reorganize successfully under Chapter 11 of the Bankruptcy Code.

Potential Impact on Registrant and Certain Related Entities
The Bankruptcy Cases could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates, including MGHI and/or MGI.  For example, under ERISA, if Palco’s pension plan were to be terminated under certain circumstances, MAXXAM Parent and its wholly owned subsidiaries would be jointly and severally liable for any unfunded pension plan obligations.  The estimated unfunded termination obligation attributable to Palco’s pension plan as of December 31, 2007, was approximately $17.0 million based upon annuity placement interest rate assumptions as of such date.  In addition, all of the plans of reorganization that have been filed would require the utilization of all or a substantial portion of the Company’s net operating losses or other tax attributes for federal and state income tax purposes, and could result in MGI incurring significant tax liabilities that would not be offset by these tax attributes.  Moreover, the plans of reorganization filed by Marathon and the holders of the Scopac Timber Notes provide for litigation trusts, which could result in claims against the Company and certain of its affiliates.  The consolidated financial statements do not include any adjustments that may result from the outcome of the Bankruptcy Cases.

Principal Assets

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

Products

Redwood lumber has historically been Palco’s largest product category.  Redwood is commercially available only along the northern coast of California and possesses certain unique characteristics that permit it to be sold at a premium to many other wood products.  Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals.  Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications.  Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

Upper grade redwood lumber, which is derived primarily from larger diameter logs and is characterized by an absence of knots and other defects, little to no sapwood, and a tighter grain, is used primarily in distinctive interior and exterior applications.  Common grade redwood lumber, historically Palco’s largest volume product, has many of the same aesthetic and structural qualities as upper grade redwood, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks and fencing.

Marketing

The housing, construction and remodeling markets are the primary markets for Palco’s lumber products.  Palco’s goal is to maintain a wide geographic distribution of its products.  Palco’s accounts are primarily wholesale, followed by industrial end users, manufacturers, retailers and exporters.  Palco’s redwood lumber is sold throughout the entire United States, as well as to export markets.  Palco markets its products through its own sales staff, which focuses primarily on domestic sales.

Competition

Palco’s lumber is sold in highly competitive markets.  Competition is generally based upon a combination of price, service, product availability and product quality.  Palco’s products compete not only with other wood products but with metals, masonry, plastic and other construction materials made from non renewable resources.  The level of demand for Palco’s products is dependent on such broad factors as overall economic conditions, interest rates and demographic trends.  In addition, competitive considerations, such as total industry production and competitors’ pricing, as well as the price of other construction products, affect the sales prices for Palco’s lumber products.  Competition in the common grade redwood lumber market is intense, with Palco competing with numerous large and small lumber producers.

Employees

As of March 1, 2008, the Company's forest products operations had approximately 355 employees.

Intercompany Agreements

Palco, Scopac and Salmon Creek are parties to several agreements between or among themselves, principally a master purchase agreement pursuant to which Palco purchases logs from Scopac and a services agreement pursuant to which Palco performs a variety of services for Scopac.  The purchase price under the master purchase agreement is based upon “stumpage prices,” as published by the California State Board of Equalization, with Palco being responsible for harvesting and removal costs.  Under the services agreement, Palco provides a number of operational, management and related services not performed by Scopac’s own employees with respect to the Scopac’s timber properties, such as maintaining and rehabilitating roads; building new roads; performing replanting and reforestation services; protecting against fire, insects and disease; and defending challenges of Scopac’s timber harvesting plans.

Regulatory and Environmental Factors

The businesses of Palco and Scopac are subject to a variety of California and federal laws and regulations.  The provisions include the California Forest Practice Act that sets forth detailed requirements for the conduct of timber harvesting operations in the state, including regulatory approval of detailed timber harvesting plans and sustained yield requirements.  The companies are also subject to the federal and California Endangered Species Acts, providing in general for the protection and conservation of specifically listed wildlife and plants, the California Environmental Quality Act, providing for the protection of the state’s air and water quality and wildlife, and the California Porter-Cologne Water Quality Control Act and federal Clean Water Act, providing for the protection of the water quality of rivers and streams.  Moreover, Palco and Scopac are parties to a 50-year habitat conservation plan completed in connection with the Headwaters Agreement described below.  Under the habitat conservation plan, harvesting activities are prohibited or restricted on various areas of the companies’ timberlands, in some cases for the entire 50-year term of the plan, including buffer areas alongside watercourses (subject to potential adjustment up or down pursuant to an ongoing watershed analysis process).  The habitat conservation plan also imposes a number of operational requirements and restrictions on Palco and Scopac.

In March 1999, Palco, Scopac and Salmon Creek consummated the Headwaters Agreement (the “Headwaters Agreement”) with the State of California and the United States.  Pursuant to the Headwaters Agreement, approximately 5,600 acres of timberlands owned by the three companies were transferred to the United States government in exchange for $300.0 million, approximately 7,700 acres of timberlands, and approval by the federal and state governments of habitat conservation and sustained yield plans (and various related governmental approvals).  In December 2005, Palco and Scopac filed a claim (the “Headwaters Claim”) with the California claims board alleging that the State of California and certain of its agencies had substantially impaired the contractual and legal rights of Palco and Scopac under the Headwaters Agreement and the related permits, authorizations and approvals, resulting in substantial damages to the companies.  As the claims board failed to approve or deny the Headwaters Claim by the statutory deadline, the claim was treated as having been denied.  This permitted the companies to file a suit for damages in California state court, with Palco and Scopac doing so on December 20, 2006 in the Superior Court of Fresno, California (No. CECG 0422).

Segment Information

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations” and Note 3 for additional information regarding revenues, income or loss, and total assets of the Company’s three segments, as well as revenues from the principal products offered by each.  None of the Company’s segments have material foreign sales or assets.

Employees

At March 1, 2008, MAXXAM and its subsidiaries, excluding the Debtors, had approximately 1,550 year-round and seasonal employees, none of whom are covered by a collective bargaining agreement.

Company SEC Reports

As the Company does not maintain an Internet website, the Company’s filings are not available in this manner.  However, the Company files electronically with the Securities and Exchange Commission (the “SEC”), which has an Internet website (http://www.sec.gov) containing the reports, proxy statements and other information that the Company electronically files with the SEC.  In addition, the Company will provide these materials free of charge to any recordholder of the Company’s securities or any “street name” holder that provides a brokerage or similar statement reflecting such holdings.  You should send your request to MAXXAM Inc., c/o Corporate Secretary, 1330 Post Oak Boulevard, Suite 2000, Houston, Texas 77056-3058.  The Company will also consider on a case-by-case basis requests for such materials by persons who do not hold Company securities.

ITEM 1A.                           RISK FACTORS

Risks Related to the Bankruptcy Cases

The bankruptcies of Palco and its subsidiaries, including Scopac, create significant risks and uncertainties.

On January 18, 2007, each of the Palco Debtors and Scopac filed the Bankruptcy Cases separate, voluntary petitions in the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code.  The filing of the Bankruptcy Cases was precipitated by liquidity shortfalls at Palco and Scopac and their resultant inability to make January 2007 interest payments on their respective debt obligations, arising from regulatory restrictions and limitations on timber harvest, increased timber harvesting costs and depressed lumber prices.

The bankruptcies of the Debtors create significant risks and uncertainties for the Debtors and the Company, including, but not limited to, those described herein.  The outcome of the Bankruptcy Cases is impossible to predict and could have a material adverse effect on the businesses of the Debtors, on the interests of creditors, and on the Company.

The Debtors may not be able to reorganize successfully, and the Company could lose some or all of its equity ownership interest.

The Debtors’ overall objectives in the Bankruptcy Cases are to achieve an operational and financial restructuring of each of the Debtors’ long-term debt obligations in view of estimated lower harvest levels, increased regulatory compliance costs and depressed lumber prices, and to continue their businesses.  There can be no assurance that the Debtors will be able to attain these objectives.  If the Debtors are unable to attain a successful operational and financial reorganization, the Debtors could be forced to surrender all or substantially all of their assets to their creditors or be forced to liquidate their assets pursuant to Chapter 7 of the Bankruptcy Code.  The outcome of the Bankruptcy Cases is impossible to predict and could have a material adverse effect on the businesses of the Debtors, on the interests of creditors, and on the Company.

The Debtors have filed the Joint Plan and the Alternative Plans, and Marathon and the holders of the Scopac Timber Notes have also filed plans of reorganization.  Before any of such plans can be implemented, it must be confirmed by the Bankruptcy Court.  There is substantial uncertainty as to which plan of reorganization, if any, will be confirmed by the Bankruptcy Court.  If no plan is confirmed, the Bankruptcy Court may elect to convert the Bankruptcy Cases to a Chapter 7 liquidation proceeding.

Under the Joint Plan, the Company’s indirect equity interests in both Palco and Scopac would be substantially diluted, such that the Company would lose a controlling interest in both companies.  Under the Alternative Plans, Palco and Scopac would transfer a substantial portion of their assets to their principal creditors (essentially all but 29,000 acres of timberlands and the Headwaters Claim).  In addition, both the plans of reorganization filed by Marathon and the plan of reorganization filed by the holders of the Scopac Timber Notes would result in the loss entirely of the Company’s indirect equity interest in both Palco and Scopac.

The Debtors developed the Alternative Plans as they do not believe the Joint Plan can be “crammed down” (forced) on creditors who voted against it.  While the Debtors believe that the Alternative Plans satisfy all requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will reach the same conclusion.  Both Joint Plan and the Alternative Plans would require, among other things, that  the Debtors obtain exit financing (approximately $90.0 million under the Joint Plan and $135.0 million under the Alternative Plans).

        Voting for all of the plans has occurred and the Joint Plan and the Palco Alternative Plan did not obtain sufficient votes to be confirmed.  Without sufficient votes (among other things), these plans cannot legally be confirmed.  The Scopac Alternative Plan, the plan of reorganization filed by Marathon and the plan of reorganization filed by the holders of the Scopac Timber Notes did receive sufficient votes to be confirmed.

The Palco Debtors and Scopac may be unable to obtain sufficient additional liquidity to continue operations and reorganize successfully under Chapter 11.

On August 6, 2007, the Palco Debtors closed on the DIP Facility, a $75.0 million Debtor-in-Possession revolving credit facility.  The DIP Facility contains restrictive financial covenants that, among others, require the Palco Debtors to maintain a minimum level of EBITDA and meet weekly cash flow projections.  However, the operating cash flow estimates used to establish the EBITDA maintenance covenant and the weekly cash flow projections are subject to a number of assumptions and actual results could differ materially from these estimates.  The Palco Debtors are currently in default under the DIP Facility.  There can be no assurance that the Palco Debtors will continue to have sufficient liquidity to operate or that Palco’s DIP lender will not take action as a result of the default under the DIP Facility.  Should either occur, the Palco Debtors  may not be able to continue operations and reorganize successfully under Chapter 11 of the Bankruptcy Code.

        Scopac has been authorized by the Bankruptcy Court to fund budgeted ongoing operating and bankruptcy-related costs using operating cash flow and, to the extent needed, funds available in the SAR Account (subject to no more than $16.9 million in withdrawals from the SAR Account being outstanding at any given time). Scopac expects these sources of liquidity to be adequate to enable Scopac to continue its operations.  If these sources of liquidity are not adequate, and if Scopac is unable to obtain additional sources of liquidity and the necessary Bankruptcy Court approval to utilize such additional sources of liquidity, Scopac may not be able to continue operations and reorganize successfully under Chapter 11 of the Bankruptcy Code.

The bankruptcies of Scopac and the Palco Debtors could result in claims against, and potential liabilities for, MAXXAM Parent and its affiliates.

The Bankruptcy Cases could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates, including MGHI and/or MGI.  For example, under ERISA, if Palco’s pension plan were to be terminated under certain circumstances, MAXXAM Parent and its wholly owned subsidiaries would be jointly and severally liable for any unfunded pension plan obligations.  The estimated unfunded termination obligation attributable to Palco’s pension plan as of December 31, 2007, was approximately $17.0 million based upon annuity placement interest rate assumptions as of such date.  In addition, all of the plans of reorganization that have been filed would require the utilization of all or a substantial portion of the Company’s net operating losses or other tax attributes for federal and state income tax purposes, and could result in MGI incurring significant tax liabilities that would not be offset by these tax attributes.  Moreover, the plans of reorganization filed by Marathon and the holders of the Scopac Timber Notes provide for litigation trusts, which could result in claims against the Company and certain of its affiliates.   The consolidated financial statements do not include any adjustments that may result from the outcome of the Bankruptcy Cases.

Risks Related to Our Real Estate Operations

Revenues for our real estate operations are expected to decline for the foreseeable future.

In 2005, our real estate operations realized substantial revenues related to sales of residential lots and acreage at our Fountain Hills, Mirada and Palmas developments.  As the proceeds from these asset sales have not been redeployed to other real estate assets and there have been significant declines in real estate demand in areas where the Company operates, this level of sales activity is not expected to recur for the foreseeable future.

Real estate development is a cyclical industry and is affected by changes in general and local economic conditions.

The real estate development industry is cyclical and is significantly affected by changes in general and local economic conditions, including, but not limited to:

•	employment levels and population growth and shifts;
•	interest rates and the availability of financing;
•	consumer confidence; and
•	changes in the desirability of residential and commercial areas.

Development of a project begins, and financial and other resources are typically committed long before a real estate project is able to begin sales, which could occur at a time when the real estate market is depressed.

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

Risks Related to Our Racing Operations

The significant competition we face from other gaming and entertainment operations can be expected to continue adversely affecting the racing segment’s operating performance.

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

Our two racing facilities would be able to increase their revenues, likely to a substantial degree, were additional forms of gaming to be allowed at our existing horse and dog racing tracks. The Company and other industry participants have during prior regular and special sessions of the Texas Legislature pursued legislation that would permit video lottery terminals at Texas tracks.  None of these sessions resulted in the passage of such legislation.  While we intend to continue vigorously pursuing legislation favorable to our racing operations, no assurances can be given that it will be enacted or become effective as some legislation may require the approval of two thirds of each legislative house and a majority of Texas voters. Moreover, it is impossible to determine what the provisions of any such legislation would be or its ultimate effect on our racing operations.

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

Our operations are subject to risks from natural disasters and other catastrophic events.  For instance, our Palmas resort in Puerto Rico, as well as our racing operations at Sam Houston Race Park and Valley Race Park, are particularly subject to damage from hurricanes.  Our Mirada development is particularly subject to the risk of earthquakes.  Moreover, all of our operations are subject to general risks such as fire or adverse weather conditions.

Uninsured claims and litigation could adversely impact our operating results.

We have insurance coverage against a variety of operating hazards including business interruption, liability and other losses to the extent deemed prudent by our management and to the extent insurance is available at acceptable rates, but the nature and amount of that insurance may not be sufficient to fully cover liabilities arising out of pending and future litigation or other claims.  This insurance has deductibles or self insured retentions and contains certain coverage exclusions.  Insurance does not provide complete protection against losses and risks, and our results of operations would be adversely affected by claims not covered by insurance.

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

MAXXAM Parent’s investment portfolio could be adversely affected by market conditions and other factors.

MAXXAM Parent has substantial assets in different types of investments such as:

•	a variety of liquid money market instruments,
•	U.S. equity securities and corporate debt securities, U.S. treasury obligations and other debt securities, and
•
equity interests in several limited partnerships which invest in diversified portfolios of common stocks and equity securities, and exchange-traded options, futures, forward foregoing currency contracts, and other arbitrage opportunities.

While MAXXAM Parent tries to minimize its risk with respect to its investment portfolio, there can be no assurance that a variety of market and other factors, such as interest rate changes and general market fluctuations, will not adversely affect the performance of MAXXAM Parent’s investment portfolio.

Our Chairman controls the election of the Company’s Board of Directors.

Charles E. Hurwitz, the Company’s Chairman of the Board, controls a majority of the Company’s common stock (the “Common Stock”) and 79.5% of the Company’s total combined voting power.  As a result, Mr. Hurwitz is able to control the election of the Company’s Board of Directors and controls the vote on virtually all matters which might be submitted to a vote of our stockholders.

ITEM 1B.                           UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2.                         PROPERTIES

For information concerning the principal properties of the Company, see Item 1. “Business.”

ITEM 3.                         LEGAL PROCEEDINGS

General

Several sections in this Item contain statements which constitute “forward-looking statements” within the meaning of the PSLRA.  See this Item, Item 1. “Business–General” and Item 1A. “Risk Factors” above for cautionary information with respect to such forward-looking statements.

The following describes certain legal proceedings in which the Company or its subsidiaries are involved.  The Company and certain of its subsidiaries are also involved in various claims, lawsuits and other proceedings not discussed herein which relate to a wide variety of matters.  Uncertainties are inherent in the final outcome of those and the below described matters, and it is presently impossible to determine the resolution of these matters or the costs that ultimately may be incurred.

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

MAXXAM Inc. Litigation

This section describes certain legal proceedings in which MAXXAM Parent is involved.  The term “Company,” as used in this section, refers to MAXXAM Parent, except where reference is made to the Company’s consolidated financial position, results of operations or liquidity.

OTS Contingency and Related Matters

In December 1995, the United States Department of Treasury’s Office of Thrift Supervision (the “OTS”)  initiated a formal administrative proceeding (the “OTS action”) against the Company and others alleging, among other things, misconduct by the Company and certain of its affiliated persons (the “Respondents”) and others with respect to the failure of United Savings Association of Texas (the “USAT”).  The OTS sought damages ranging from $326.6 million to $821.3 million under various theories.  Following 110 days of proceedings before an administrative law judge during 1997-1999, and over two years of post-trial briefing, on September 12, 2001, the administrative law judge issued a recommended decision in favor of the Respondents on each claim made by the OTS.  On October 17, 2002, the OTS action was settled for $0.2 million with no admission of wrongdoing on the part of the Respondents.

As a result of the dismissal of the OTS action, a related civil action, alleging damages in excess of $250 million, was subsequently dismissed.  This action, entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (the “FDIC action”), was originally filed by the Federal Deposit Insurance Corporation (the “FDIC”) in August 1995 against Mr. Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).

In May 2000, the Respondents filed a counterclaim to the FDIC action in the U.S. District Court in Houston, Texas (No. H95-3956).  In November 2002, the Respondents filed an amended counterclaim and an amended motion for sanctions (collectively, the “Sanctions Motion”).  The Sanctions Motion states that the FDIC illegally paid the OTS to bring the OTS action against the Respondents and that the FDIC illegally sued for an improper purpose (i.e., in order to acquire timberlands held by a subsidiary of the Company).  The Respondents are seeking as a sanction to be made whole for the attorneys’ fees they have paid (plus interest) in connection with the OTS and FDIC actions.  As of December 31, 2007, such fees were in excess of $41.2 million.  The District Court in August 2005 ruled on the Sanctions Motion, ordering the FDIC to pay the Respondents $72.3 million (including interest).  The District Court’s award was divided into various components consisting of the costs, and interest, incurred by the Respondents in connection with the OTS action (approximately $56.9 million), the FDIC action (approximately $14.1 million), and certain ancillary proceedings (approximately $1.2 million).

        The FDIC subsequently appealed the District Court’s decision to the U.S. Fifth Circuit Court of Appeals.  On April 3, 2008, the Fifth Circuit issued its decision with respect to the FDIC’s appeal.  While the Circuit Court reversed the District Court’s award of sanctions in respect of the OTS action, it upheld the District Court’s finding of sanctionable conduct by the FDIC in connection with the FDIC action and the ancillary proceedings.  The Circuit Court returned the case to the District Court for further proceedings regarding the proper amount of sanctions in respect of the FDIC action and the ancillary proceedings, such amount to be based upon that portion of the Respondents’ costs that resulted from the harassing, delaying and other improper tactics of the FDIC (up to $15.3 million).  The District Court’s award has not been accrued as of December 31, 2007 or December 31, 2006.  There can be no assurance that the Company will ultimately collect this award.

Forest Products Related Litigation

In November 2002, two similar actions entitled Alan Cook, et al. v. Gary Clark, et al. (the “Cook action”) and  Steve Cave, et al. v. Gary Clark, et al. (the “Cave action”) (Nos. DR020718 and DR020719, respectively) were filed in the Superior Court of Humboldt County, California.  The original defendants in these actions included certain of the Debtors, the Company, as well as certain affiliates such as Mr. Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).  The Cook action alleges, among other things, that Palco’s logging practices have contributed to an increase in flooding along Freshwater Creek (which runs through Palco’s timberlands), resulting in personal injury and damages to the plaintiffs’ properties.  Plaintiffs further allege that in order to have timber harvest plans approved in the affected areas, the defendants engaged in certain unfair business practices.  The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure the watershed is restored.  The Cave action contains similar allegations and requests relief similar to the Cook action with respect to the Elk River watershed (a portion of which is contained on Palco’s timberlands).  In October 2005, an action entitled Edyth Johnson, et.al v. Charles E. Hurwitz, an individual; MAXXAM Inc. et al. (No. DR040720) (the “Johnson action”) was filed in Humboldt County Superior Court and contains allegations and requests relief similar to the Cave and Cook actions with respect to the Elk River watershed. The original defendants in the Johnson action included certain of the Debtors, the Company as well as certain affiliates such as Mr. Hurwitz.  On February 1, 2008, the plaintiffs settled the Cave, Cook and Johnson actions as to the Company’s subsidiaries that are in bankruptcy.  The actions will proceed as to the Company, as well as certain affiliates such as Mr. Hurwitz.  The Company does not believe the resolution of these actions should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

On December 7, 2006, an action entitled State of California, ex rel. Richard Wilson and Chris Maranto v. MAXXAM Inc., The Pacific Lumber Company, Scotia Pacific Company, LLC, Salmon Creek LLC, Charles E. Hurwitz and Does 1 through 50 (No. CGC-06-458528) (the “Wilson state action”) was filed under seal in the Superior Court of San Francisco, California, and on the same day, an action entitled United States of America ex rel. Richard Wilson and Chris Maranto v. MAXXAM Inc., The Pacific Lumber Company, Scotia Pacific Company, LLC, Salmon Creek LLC and Charles E. Hurwitz (No. C 06 7497 CW) (the “Wilson federal action”) was filed under seal in the U.S. District Court for the Northern District of California.  The original defendants in the Wilson actions included certain of the Debtors, the Company and Mr. Hurwitz.  The Wilson actions allege violations of the California False Claims Act and the Federal False Claims Act, respectively, and are qui tam actions (actions ostensibly brought by the government, but on the information and at the instigation of a private individual, who would receive a portion of any amount recovered).  As the State of California declined to participate in the Wilson state action and the United States declined to participate in the Wilson federal action, the seal on each case was lifted and the private individuals are entitled to proceed with the suits.  Both suits allege that the defendants made false claims by submitting to a California agency a sustained yield plan misrepresenting as sustainable the projected harvest yields of the timberlands of Palco and Scopac.  The remedies being sought are actual damages (essentially based on over $450.0 million of cash and timberlands transferred by the United States and California in exchange for various timberlands purchased from Palco and its subsidiaries), treble damages and civil penalties of up to $10,000 for every violation of the California False Claims Act and the Federal False Claims Act, respectively.  On February 28, 2008, the plaintiffs settled the Wilson actions as to the Company’s subsidiaries that are in bankruptcy.  The actions will proceed as to the Company and Mr. Hurwitz.  There can be no assurance that the Wilson actions will not have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity.

Forest Products Litigation

Bankruptcy Proceedings

See Item 1. “Forest Products Operations–Reorganization Proceedings of Palco and its Subsidiaries” and Note 1 for a discussion of the Debtors’ reorganization proceedings.

Other Legal Proceedings

Various pending judicial and administrative proceedings could adversely affect the ability of the Debtors to carry out operations.  While these legal proceedings are, in general, stayed as against the Debtors while the companies are in bankruptcy, such proceedings could proceed against the Debtors if the stay is modified by the Bankruptcy Court, if the Bankruptcy Cases are dismissed, or in certain circumstances, upon the emergence of the Debtors from bankruptcy.

Other Matters

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

Common Stock and Related Stockholder Matters

The Company’s Common Stock is traded on the American Stock Exchange.  The trading symbol is “MXM.”  The following table sets forth, for the calendar periods indicated, the high and low sales prices per share of the Company’s Common Stock as reported on the American Stock Exchange Consolidated Composite Tape.

	2007		2006
	High	Low	High	Low

First quarter	$30.00	$27.20	$35.60	$31.77
Second quarter	32.00	27.60	33.00	26.75
Third quarter	29.00	26.25	28.50	27.00
Fourth quarter	29.50	25.55	29.27	25.20

As of April 24, 2008, there were 2,463 recordholders of the Company’s Common Stock. The Company has not declared any cash dividends on its capital stock and has no present intention to do so.

Issuer Purchases of Equity Securities

The Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.  In this regard, MAXXAM Parent in March 2008 purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate price of $20.1 million.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2007, concerning securities that have been, or are available to be, issued under the various equity compensation plans of the Company.
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders:
Common Stock	1,019,086	$24.11	101,554	(1)
Preferred Stock	-	-	70,000	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	1,019,086	$24.11	171,554,	(1)

(1)
Includes (a) 89,254 shares of Common Stock and 70,000 shares of Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock (the “Class A Preferred Stock”) available for issuance under the Company’s 2002 Omnibus Employee Incentive Plan (the “2002 Omnibus Plan”), and (b) 12,300 shares of Common Stock available for issuance under the Company’s Non-Employee Director Stock Plan (the “Director Plan”).  Awards under the 2002 Omnibus Plan may be made in the form of incentive or non-qualified stock options, stock appreciation rights, performance units or shares, and restricted and unrestricted stock.

Performance Graph

The following performance graph compares the cumulative total stockholder return on the Company’s Common Stock for the last five fiscal years with the cumulative total returns for the same period of (a) the S&P 500 Stock Index, and (b) a peer group consisting of companies included by S&P in its published indices for the Forest Products Industry.  The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 at December 31, 2002, and that all dividends were reinvested.  The data points indicate the value of each such investment as of the last trading day for each year indicated (calculated as indicated above).

    In addition to its forest products operations, the Company is involved in the real estate and racing industries.  However, the real estate and racing units of the Company have generally accounted for less than 30% and 15%, respectively, of the Company’s consolidated revenues over the past several years.  Accordingly, a line-of-business index for each such industry has not been utilized.

ITEM 6.                         SELECTED FINANCIAL DATA

The following summary of consolidated financial information for each of the five years ended December 31, 2007 is not reported upon herein by independent public accountants and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are contained in Item 8 herein.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In millions of dollars, except per share amounts)

Consolidated statement of operations(1):
Sales(2)	$95.9	$291.5	$406.4	$347.5	$336.6
Income (loss) before income taxes, minority interests and cumulative effect of accounting change (3)	(46.4)	370.9	(4.1)	(46.9)	(10.6)
Income (loss) from continuing operations	(46.9)	375.1	(4.0)	(46.9)	(11.6)
Cumulative effect of accounting change	-	(0.7)	-	-	-
Net income (loss)	(46.9)	374.4	(4.0)	(46.6)	(11.6)

Consolidated balance sheet at end of period(4):
Total assets	518.9	1,009.9	1,048.3	1,015.2	1,060.8
Long-term debt, less current maturities	211.2	885.4	889.6	912.0	953.5
Stockholders’ deficit	(261.2)	(211.8)	(661.3)	(657.1)	(601.9)

Per share information:
Basic net income (loss) per share before cumulative effect of accounting change	$(8.93)	$67.77	$(0.66)	$(7.79)	$(1.79)

Basic net income (loss) per share after cumulative effect of accounting change	(8.93)	67.64	(0.66)	(7.79)	(1.79)

Diluted net income (loss) per share before cumulative effect of accounting change	(8.93)	59.82	(0.66)	(7.79)	(1.79)

Diluted net income (loss) per share after cumulative effect of accounting change	(8.93)	59.71	(0.66)	(7.79)	(1.79)

(1)
Results for the Debtors’ operations have only been included for the period from January 1, 2007, through January 18, 2007. See Note 1 for a discussion of the Chapter 11 filings of Debtors, including the effect on the Company’s financial results.

(2)	Sales for the Company’s forest products operations are shown net of discounts. The Company’s remaining sales are shown on a gross basis.
(3)	Income (loss) before income taxes and minority interests includes the following items:
•
2006 includes a $430.9 million reversal of net investment in Kaiser Aluminum Corporation (“Kaiser”), an $11.6 million gain from the sale by Palco and Scopac of certain of their properties, and a $1.5 million charge for employee severance and benefit costs at Palco and Scopac.

•
2005 includes a $0.7 million charge for employee severance and benefit costs at Palco, a $1.9 million charge in connection with an environmental matter associated with a former subsidiary of the Company, a $3.1 million gain from an insurance settlement, a $4.6 million asset impairment charge at Palco, and a $4.3 million benefit to correct the cumulative effect of an overstatement of intercompany interest from 1995 to 2000.

•
2004 includes a $1.4 million charge for employee severance and benefit costs at Palco and a $1.9 million charge in connection with an environmental matter associated with a former subsidiary of the Company.

•
2003 includes a gain on the sale of timberlands of $16.8 million, $8.0 million of insurance recoveries related to the OTS and FDIC actions, and a $1.4 million charge to write-down the Company’s casino-related assets to estimated fair value.

(4)	As a result of the deconsolidation of the Debtors, the Debtors’ amounts are not included in the consolidated total as of December 31, 2007.

MAXXAM Inc. did not declare or pay any cash dividends during the five-year period ended December 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto appearing in Item 8.

Results of Operations

This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA.  See Item 1. “Business–General,” Item 1A. "Risk Factors” and below for cautionary information with respect to such forward-looking statements.

The Company operates in three industries: real estate investment and development, through various subsidiaries and joint ventures; racing operations through SHRP, Ltd.; and forest products and related operations and activities, through MGI and its wholly owned subsidiaries, principally Palco, Scopac, Britt and SDLLC.  MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company.  Any reference herein to a company includes the subsidiaries of that company unless otherwise noted or the context indicates otherwise.

On January 18, 2007, Palco, Scopac, Britt, SDLLC and Palco’s other subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code.  See Note 1 for further discussion.

Consolidated Operations

Selected Operational Data

The following table presents selected proforma financial information for the periods indicated for the Company’s consolidated operations, excluding the Debtors.  See “Debtors’ Operations” for the Debtors’ selected financial information for the three years ended December 31, 2007.
	Years Ended December 31,
	2007	2006	2005
	(In millions of dollars)

Sales	$91.5	$151.5	$224.6
Costs and expenses	(117.3)	(128.8)	(159.7)
Reversal of net investment in Kaiser	-	430.9	-
Gains on sales of assets	0.1	-	-
Operating income (loss)	(25.7)	453.6	64.9
Other income	1.6	8.0	14.6
Interest expense	(17.1)	(17.2)	(17.6)
Income (loss) before income taxes and cumulative effect of accounting change	(41.2)	444.4	61.9
Benefit (provision) for income taxes	(0.5)	(0.8)	0.1
Income (loss) before cumulative effect of accounting change	$(41.7)	$443.6	$62.0
Cumulative effect of accounting change, net of tax	-	(0.7)	-
Net income (loss)	$(41.7)	$442.9	$62.0

Revenues by segment as a percentage of total:
Real estate	48.8%	69.2%	79.4%
Racing	51.2%	30.8%	20.6%
	100.0%	100.0%	100.0%

   Overview of Consolidated Results of Operations

Reversal of Net Investment in Kaiser
In February 2002, Kaiser and certain of its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code.  Kaiser’s plan of reorganization provided for the cancellation of Kaiser’s equity, including the common shares held by the Company, without consideration or obligation.  Kaiser’s plan of reorganization became effective on July 6, 2006, and Kaiser emerged from bankruptcy.  As a result, the Company no longer has any ownership interest in or affiliation with Kaiser.  Since the Company’s equity in Kaiser was cancelled without obligation, the Company reversed the $516.2 million of losses in excess of its investment in Kaiser along with the accumulated other comprehensive losses of $85.3 million related to Kaiser, resulting in a net gain of $430.9 million, recognized in 2006.

Sales
Sales for 2007 totaled $91.5 million, compared to $151.5 million in 2006 and $224.6 million in 2005.  The reduction in sales in 2007 was due to significant decline in real estate demand in areas where the Company operates and the substantial sell-out of lots at Mirada in 2006.

Sales in 2005 were substantially higher than 2006 as a result of significant lot sales at the Company’s Mirada and Fountain Hills developments and significant acreage sales and collection of deferred profits at Palmas.

Operating Income (Loss)
Operating losses were $25.7 million in 2007, as compared to income of $453.6 million in 2006.  This substantial change resulted primarily from the reversal of the Company’s net investment in Kaiser of $430.9 reduced sales volumes at the Company’s real estate segment, costs associated with the expansion of the summer concert series at Sam Houston Race Park and higher costs incurred by the Company related to the forest products’ bankruptcy proceedings.

Operating income increased from $64.9 million in 2005 to $453.6 million in 2006, primarily due to the reversal of the Company’s net investment in Kaiser of $430.9 million, offset by performance of the Company’s real estate segment, which realized operating income of $37.4 million in 2006 as compared to $89.0 million in 2005.

Other Income
Other income totaled $1.6 million, $8.0 million and $14.6 million in 2007, 2006 and 2005, respectively.  Other income primarily results from returns on the investments held by the Company.  2007 investment returns were impacted by a general market collapse in the fourth quarter of 2007, and 2005 returns include significant gains from one investment.

Real Estate Operations

Industry Overview and Selected Operational Data
The Company, through its wholly owned subsidiaries and joint ventures, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona, California and Texas.  Results of operations between periods for the Company’s real estate operations are generally not comparable due to the timing of individual real estate transactions and cash collections.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas developments.  As the proceeds from these asset sales have not been redeployed on other real estate assets and there have been significant declines in real estate demand in areas where the Company operates, this level of sales activity has not recurred in 2007 and is not expected to recur for some time.

The following table presents selected financial and operating information for the years ended December 31, 2007, 2006 and 2005, respectively, for the Company’s real estate operations.

	Years Ended December 31,
	2007	2006	2005
	(In millions of dollars)

Sales:
Real estate:
Fountain Hills	$7.7	$15.6	$42.9
Mirada	3.0	26.6	56.9
Palmas	0.3	27.6	42.3
Other	-	-	0.1
Total	11.0	69.8	142.2

Resort, commercial and other:
Fountain Hills	3.3	3.7	5.4
Palmas	11.7	12.5	12.1
Commercial lease properties	18.4	18.4	18.3
Other	0.3	0.5	0.3
Total	$33.7	$35.1	$36.1

Total sales	$44.7	$104.9	$178.3

Operating income (loss):
Fountain Hills	$0.1	$6.6	$23.3
Mirada	1.6	14.6	35.9
Palmas	(12.8)	8.2	22.6
Commercial lease properties	10.6	9.4	8.3
Other	(1.3)	(1.4)	(1.1)
Total operating income (loss)	$(1.8)	$37.4	$89.0

Investment, interest and other income:
Equity in earning (losses) from real estate joint ventures	$-	$(0.4)	$(1.0)
Other	1.7	5.5	3.4
	$1.7	$5.1	$2.4

Interest expense	(17.0)	(17.3)	(17.4)

Income (loss) before income taxes and cumulative effect of accounting change	$(17.1)	$25.2	$74.0

        Sales and Operating Income (Loss)
Sales for the real estate segment include revenues from sales of developed lots, acreage and other real property associated with the Company’s real estate developments; revenues from resort and other commercial operations conducted at these real estate developments; and lease revenues from a number of commercial properties.

Total sales and operating income for the real estate operations for the year ended December 31, 2007 declined substantially, as compared to the prior year period, primarily due to a significant reduction in real estate demand in areas where the Company operates and the substantial sell-out of lots at Mirada in 2006.

Total sales for the real estate segment decreased $73.4 million in 2006 from the prior year period.  The substantial decrease was due primarily to reduced acreage sales at Palmas and Mirada and a reduction in the number of lots sold at Fountain Hills, partially offset by increased lot sales at Mirada and deferred profit recognized at Palmas.  Operating income decreased $51.6 million from $89.0 million in 2005 to $37.4 million in 2006 due to the decline in sales discussed above.

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change
The segment’s income before income taxes decreased $42.3 million, from $25.2 million in 2006 to a loss of $17.1 million in 2007, due to the decline in sales discussed above and lower interest income.  The segment’s income before income taxes decreased from $74.0 million in 2005 to $25.2 million in 2006 due to the decline in sales discussed above, offset by higher interest income and joint venture earnings from RMCAL.

Racing Operations

Industry Overview and Selected Operational Data
The Company indirectly owns SHRP, Ltd., a Texas limited partnership that owns and operates Sam Houston Race Park, a Class 1 horse racing facility in Houston, Texas, and Valley Race Park, a greyhound racing facility located in Harlingen, Texas.  Results of operations between quarterly periods are generally not comparable for this segment due to the timing, varying lengths and types of racing meets held.  Historically, Sam Houston Race Park and Valley Race Park have derived a significant amount of their annual pari-mutuel commissions from live racing and simulcasting.  Pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston Race Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively.  In  an effort to increase attendance on days with live racing, Sam Houston Race Park in June 2007 expanded and enhanced its summer concert series, including improving its facilities to allow the concerts to be held on the race track’s infield.

The following table presents selected operational and financial information for the years ended December 31, 2007, 2006 and 2005, respectively, for the Company’s racing operations:

	Years Ended December 31,
	2007	2006	2005
(In millions of dollars)

Number of live racing days:
Sam Houston Race Park	104	110	120
Valley Race Park	99	94	89

Handle:
Sam Houston Race Park:
On-track handle	$124.2	$132.0	$126.6
Off-track handle	122.7	132.7	140.9
Total	$246.9	$264.7	$267.5

Valley Race Park:
On-track handle	$17.4	$18.2	$19.0
Off-track handle	3.9	3.4	2.5
Total	$21.3	$21.6	$21.5

Sales:
Sam Houston Race Park:
Gross pari-mutuel commissions	$31.0	$32.8	$32.1
Other revenues	10.7	8.5	8.8
Total	41.7	41.3	40.9
Valley Race Park:
Gross pari-mutuel commissions	4.1	4.3	4.4
Other revenues	1.0	1.0	1.0
Total	5.1	5.3	5.4
Total sales	$46.8	$46.6	$46.3

Operating loss:
Sam Houston Race Park	$(6.6)	$(2.4)	$(2.8)
Valley Race Park	(0.9)	(0.9)	(0.6)
Other	(0.6)	(1.3)	(0.7)
Total operating loss	$(8.1)	$(4.6)	$(4.1)

Loss before income taxes and cumulative effect of accounting change	$(8.0)	$(4.4)	$(4.1)

        Sales
Total sales for the racing segment increased $0.2 million in 2007, as compared to the prior year, primarily due to the expanded and enhanced summer concert series at Sam Houston Race Park, largely offset by a decline in wagering at Sam Houston Race Park.

Total sales for the racing segment increased $0.3 million in 2006, as compared to the prior year, primarily due to an increase in average per person wagering.

Operating Loss and Loss Before Income Taxes and Cumulative Effect of Accounting Change
The racing segment’s operating loss and loss before income taxes for 2007 increased from 2006, principally due to costs associated with the expanded and enhanced summer concert series at Sam Houston Race Park, partially offset by lower spending at Laredo LLC.

The racing segment’s operating loss and loss before income taxes for 2006 increased from 2005, principally due to increased spending at Laredo LLC.

Other Items Not Directly Related to Industry Segments

Corporate

	Years Ended December 31,
	2007	2006	2005
	(In millions of dollars)

Reversal of net investment in Kaiser (see Note 1)	$-	$430.9	$-
Operating loss, excluding reversal of net investment in Kaiser	(13.8)	(5.6)	(16.0)
Loss before income taxes and cumulative effect of accounting change and reversal of net investment in Kaiser	(14.2)	(2.8)	(4.1)

Operating Loss
The Corporate segment’s operating losses represent general and administrative expenses that are not specifically attributable to the Company’s segments, including stock-based compensation expense and the Company’s investment in Kaiser.

Kaiser’s plan of reorganization under Chapter 11 of the Bankruptcy Code, which provided for the cancellation of the Company’s Kaiser Shares without consideration or obligation, became effective on July 6, 2006.  Since the Company’s Kaiser Shares were cancelled without obligation in the third quarter of 2006, the Company reversed its net investment in Kaiser, resulting in a net gain of $430.9 million in that reporting period.

The Corporate segment’s 2007 expenses include stock-based compensation expense of $0.3 million and substantial costs related to the forest products’ bankruptcy proceedings (including, but not limited to, legal fees and unreimbursed services).

The Corporate segment’s expenses were significantly lower in 2006, as compared to 2005, primarily due to changes in stock-based compensation expense.  For the years ended December 31, 2006 and 2005, stock-based compensation expense was a benefit of $2.0 million and an expense of $3.7 million, respectively.  Also included in the Corporate segment’s expenses for 2005 is a $1.9 million charge in connection with an environmental matter associated with a former subsidiary of the Company.

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change
Income (loss) before income taxes includes operating losses, investment, interest and other income (expense) and interest expense, which are not attributable to the Company’s segments.  For the years ended December 31, 2007, 2006 and 2005 earnings (loss) on investments were $(0.4) million, $2.5 million and $7.7 million, respectively. Investment, interest and other income (expense) for 2007 includes an impairment charge of $0.7 million related to the Company’s auction rate securities portfolio.  Investment earnings of $7.7 million in 2005 included $4.6 million from one equity method investment, and those returns did not recur in 2006 or 2007.

MGI

	Years Ended December 31,
	2007	2006	2005
	(In millions of dollars)

Operating loss	$(1.9)	$(4.4)	$(4.0)
Loss before income taxes and cumulative effect of accounting change	(1.9)	(4.3)	(3.9)

Operating Loss
MGI’s operating losses represent MGI’s general and administrative expenses on a stand-alone basis (excluding the Debtors) and consists primarily of auditing and legal fees.

Provision for Income Taxes

The Company generated a loss before income taxes of $46.4 million for 2007 and $60.0 million for 2006 (excluding the reversal of the net investment in Kaiser); however, the Company has recorded a full valuation allowance to offset the tax benefit associated with the tax losses for these periods.  Each period, the Company evaluates the appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in the current period and those being carried forward. These factors are discussed further in Note 8. Based on this evaluation, the Company provided full valuation allowances with respect to the deferred tax assets attributable to losses and credits generated during 2006 and 2007.

Debtors’ Operations

The following table presents selected operational and financial information for the periods indicated for the Debtors’ operations.  The Debtors’ annual results for 2007 are shown in the table below, however, only the Debtors’ results from January 1, 2007 to January 18, 2007 are included in the Company’s consolidated results.

	Years Ended December 31,
	2007	2006	2005
	(In millions of dollars, except harvest, shipments and average sales prices)

Timber harvest(1)	74.2	99.6	145.5

Shipments:
Lumber:(2)
Redwood upper grades	4.8	3.4	6.4
Redwood common grades	84.5	136.5	178.8
Douglas-fir upper grades	-	-	0.6
Douglas-fir common grades	30.5	66.7	92.6
Other	0.1	-	3.6
Total lumber	119.9	206.6	282.0
Cogeneration power(3)	97.0	111.3	164.0

Average sales price:
Lumber:(4)
Redwood upper grades	$1,467	$1,671	$1,243
Redwood common grades	810	678	620
Douglas-fir upper grades	320	549	914
Douglas-fir common grades	296	351	373
Cogeneration power(5)	81	73	65

Sales:
Lumber, net of discount	$80.1	$121.6	$155.9
Logs	15.1	3.5	8.2
Cogeneration power(5)	8.1	8.5	10.9
Wood chips	3.6	2.7	3.5
Other	3.5	3.7	3.3
Total sales	$110.4	$140.0	$181.8
Operating loss(6)	$(55.4)	$(9.1)	$(13.4)
Loss before income taxes and cumulative effect of accounting change	$(139.8)	$(78.0)	$(69.9)

(1)	Timber harvest is expressed in millions of board feet, net Scribner scale.
(2)	Lumber shipments are expressed in millions of board feet.
(3)	Power deliveries are expressed in thousands of megawatt hours.
(4)	Dollars per thousand board feet.
(5)	Dollars per megawatt hour.
(6)	•	Operating losses for 2007 includes bankruptcy-related legal and advisor fees of $34.1 million.
•	Operating losses for 2006 includes an $11.6 million gain from the sale by Palco and Scopac of certain of their properties.
•	Operating losses for 2006 and 2005 include a $0.7 million and $4.6 million, respectively, of impairment charges related to the write-down to estimated salvage value of certain long-lived assets.

Sales
Total sales for the Debtors in 2007 were $29.6 million below the prior year’s sales.  The decline was due primarily to a reduction in total lumber shipments.  Sales of logs, power and other products, which accounted for 27.4% of the segment’s sales product mix in 2007, increased $11.9 million compared to the prior year, primarily due to the sale of Douglas-fir logs, that became available following Palco’s decision to temporarily suspend conversion of Douglas-fir logs into lumber.

Total sales for the Debtors in 2006 were $41.8 million below the prior year’s sales.  The decline was due primarily to a reduction in total lumber shipments, compounded by an unfavorable shift in lumber sold from redwood lumber to lower-priced, common grade Douglas-fir lumber.  Sales of logs, power and other products, which accounted for 13.1% of the segment’s sales product mix in 2006, decreased $7.5 million compared to the prior year.

Operating Loss
The Debtors incurred operating losses of $55.4 million in 2007, as compared to operating losses of $9.1 million in 2006 (net of gains on sales of timberlands and other properties of $11.6 million in 2006).  The forest products operating losses were primarily the result of reduced harvest levels and substantial bankruptcy related legal and advisors fees.

The Debtors incurred operating losses of $9.1 million in 2006, net of gains on sales of timberlands of $11.6 million, as compared to operating losses of $13.4 million in 2005.  The forest products’ operating losses were the result of reduced harvest levels and operational inefficiencies at Palco’s Scotia sawmill.

Loss Before Income Taxes and Cumulative Effect of Accounting Change
The loss before income taxes of $139.8 million, as compared to $78.0 million of losses in 2006, reflects the effects of the factors discussed above, compounded by additional interest expense related to higher debt levels and higher interest rates.

The loss before income taxes of $78.0 million, as compared to $69.9 million of losses in 2005, reflects the effects of the factors discussed above, compounded by additional interest expense related to higher debt levels.

Financial Condition and Investing and Financing Activities

This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA. See this section and Item 1.  “Business–General” for cautionary information with respect to such forward-looking statements.

Overview

The Company conducts its operations primarily through its subsidiaries.  Accordingly, creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company.

On January 18, 2007, Palco, and its five wholly owned subsidiaries, including Scopac, filed for reorganization under Chapter 11 of the Bankruptcy Code.  The Bankruptcy Cases are being jointly administered, with the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Bankruptcy Court.  The filing of the Bankruptcy Cases was precipitated by liquidity shortfalls at Palco and Scopac and their resultant inability to make January 2007 interest payments on their respective debt obligations arising from regulatory restrictions and limitations on timber harvest, increased timber harvesting costs and depressed lumber prices. Both Scopac and Palco undertook various efforts in 2006 to generate additional liquidity to satisfy their respective debt service obligations; however, the cash generated from their efforts, together with their cash flows from operations, were not sufficient to cover their respective interest payment shortfalls in January 2007.

Cash Flow

The following table summarizes certain proforma data related to the financial condition and to the investing and financing activities of the Company and its subsidiaries, excluding the Debtors, for the periods presented:

	Real Estate	Racing	MGI	MAXXAM Parent	Total
	(In millions of dollars)

Debt and credit facilities (excluding intercompany notes)
Short-term borrowings and current maturities of long-term debt:
December 31, 2007	$5.2	$0.1	$-	$-	$5.3
December 31, 2006	4.7	0.2	-	-	4.9

Long-term debt, excluding current maturities and discounts:
December 31, 2007	$210.4	$0.8	$-	$-	$211.2
December 31, 2006	215.3	0.2	-	-	215.5

Cash, cash equivalents, marketable securities and other investments
December 31, 2007
Current restricted amounts	$0.2	$2.1	$-	$-	$2.3
Other current amounts	12.9	1.4	0.1	99.6	114.0
	13.1	3.5	0.1	99.6	116.3

Long-term unrestricted investments	-	-	-	8.9	8.9
Long-term restricted amounts	3.6	-	-	-	3.6
	$16.7	$3.5	$0.1	$108.5	$128.8

Table and Notes continued on next page

	Real Estate	Racing	MGI	MAXXAM Parent		Total
	(In millions of dollars)

Changes in cash and cash equivalents
Capital expenditures:
December 31, 2007	$2.0	$2.9	$-		$0.1	$5.0
December 31, 2006	1.7	0.6	-		-	2.3
December 31, 2005	1.2	3.4	-		0.4	5.0

Net proceeds from dispositions of property and investments:
December 31, 2007	$0.1	$-	$-		$-	$0.1
December 31, 2006	-	-	-		-	-
December 31, 2005	-	-	-		-	-

Borrowings (repayments) of debt and credit facilities, net of financing costs:
December 31, 2007	$(4.3)	$0.6	$-		$-	$(3.7)
December 31, 2006	(3.8)	-	-		-	(3.8)
December 31, 2005	(4.6)	(0.1)	-		-	(4.7)

Dividends, advances including interest paid and tax sharing payments received (paid):
December 31, 2007	$5.8	$5.8	$(0.4)		$(11.2)	$-
December 31, 2006	(58.8)	1.0	2.8	(1)(2)	22.4	(32.6)
December 31, 2005	(66.2)	9.3	1.7		47.2	(8.0)

(1)	Advances of $8.1 million were used by MGI to fund timber/log purchases from Scopac during 2006. At December 31, 2006, $1.6 million of timber/log purchases had not been settled.
(2)
Reflects $21.0 million of intercompany loans from MGI to Palco used to fund Palco’s liquidity shortfalls and $10.0 million of additional intercompany loans from MGI required in connection with the closing of the Palco Term Loan and the Palco Revolving Credit Facility in July 2006.

Operating Activities
Net cash used for operating activities for the year ended December 31, 2007, resulted primarily from operating cash shortfalls due to low levels of sales activity within the real estate segment, costs related to SHRP’s summer concert series and costs incurred by the Company in connection with the Debtors’ bankruptcy proceedings.  Net cash used for operating activities for the year ended December 31, 2006 was primarily the result of low levels of sales activity within the real estate segment.

Net cash provided by operating activities for the year ended December 31, 2005 principally reflects proceeds from several large, non-recurring acreage sales in the Company’s real estate segment.

Investing Activities
Net cash provided by investing activities for the year ended December 31, 2007, resulted primarily from the sales of marketable securities. Net cash provided by investing activities for the year ended December 31, 2006 was primarily the result of loans to the Debtors by MGI.

Net cash used for investing activities for the year ended December 31, 2005 principally reflects the investment of available funds resulting from several large, non-recurring acreage sales in the Company’s real estate segment.

Financing Activities
Net cash used for financing activities for the year ended December 31, 2007, resulted from principal payments on long-term debt in the real estate segment.

Net cash used by financing activities for the year ended December 31, 2006 and December 31, 2005, resulted primarily from the principal payments of long-term debt in the real estate segment and the purchase of treasury stock during the year ended December 31, 2005.

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

Although there are no restrictions on the Company’s ability to pay dividends on its capital stock, the Company has not paid any dividends for a number of years and has no present intention to do so.  Additionally, the Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.  During 2007, MAXXAM Parent purchased 8,480 shares of its Common Stock for an aggregate cost of $0.3 million.  In March 2008, MAXXAM Parent purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate cost of $20.1 million.

        At December 31, 2007, MAXXAM Parent had no external debt and had unrestricted cash, cash equivalents and marketable securities and other investments of $108.5 million.  MAXXAM Parent believes that its cash and other resources, together with its ability to obtain financing, will be sufficient to fund its working capital requirements for the next twelve months, including any liquidity MAXXAM Parent agrees to provide related to the Bankruptcy Cases.  With respect to long-term liquidity, MAXXAM Parent believes that its existing cash and cash resources, together with future distributions from the real estate segment, will be sufficient to meet its long-term working capital requirements. See Note 1, “–Potential Impact on Registrant and Certain Related Entities” regarding potential adverse impacts of the Bankruptcy Cases.

In connection with the Debtors’ Joint Plan, MAXXAM Parent has indicated it will make certain important economic contributions to the Joint Plan.  In the first quarter of 2008, MAXXAM Parent financed the purchase of approximately $7.2 million of logs and lumber from Palco by one of its indirect wholly-owned subsidiaries.  The Joint Plan among other things, also provides for a $10.0 million equity contribution from MAXXAM Parent.  See Note 1, “–Reorganization Proceedings of Palco and its Subsidiaries” for a summary.

Real Estate Operations

 Real estate management believes that the existing cash and credit facilities of the Fountain Hills and Mirada developments are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for 2008.  PDMPI and its subsidiaries, however, have previously required advances from MAXXAM Parent to fund their operations, and PDMPI and its subsidiaries are expected to require such advances in 2008.  With respect to the segment’s long-term liquidity, real estate management believes that the ability to generate cash from the sale of existing assets, together with the ability to obtain financing and joint venture partners, should provide sufficient funds to meet its working capital and capital expenditure requirements.

Capital expenditures and real estate improvements and development costs are expected to be approximately $8.5 million to $13.0 million in 2008.  The Company expects that these expenditures will be funded by existing cash and available credit facilities, or loans from MAXXAM Parent.  Subject to available resources, the Company’s real estate segment may purchase additional properties and/or seek other investment ventures from time to time as appropriate opportunities arise.

Racing Operations

During 2007, SHRP, Ltd. borrowed $5.8 million from MAXXAM Parent to fund its 2007 capital expenditures and costs related to the expansion of its facilities for the summer concert series and to improve its working capital position.  SHRP, Ltd.’s management expects that the company will require additional advances from MAXXAM Parent or external sources to fund its operations and capital expenditures in the future.  SHRP, Ltd. is experiencing strong competition from Internet wagering and racinos in surrounding states.  These factors will also play a role in the long-term liquidity of SHRP, Ltd.
Capital expenditures for racing operations are expected to be approximately $1.8 million in 2008.  Subject to available resources, the Company’s racing segment may purchase additional properties and/or seek to expand its operations as appropriate opportunities arise.

MGI

At December 31, 2007, MGI had minimal cash and cash resources and its operating subsidiaries (the Debtors) are in bankruptcy.  See Note 1, “–Potential Impact on Registrant and Certain Related Entities” regarding potential adverse impacts of the Bankruptcy Cases.  No assurance can be given that MGI will have sufficient cash resources to satisfy its obligations, including any arising out of the Bankruptcy Cases.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business and disclosed below, or financings by unconsolidated special purpose entities.  The Company does not use derivatives for any of its treasury or risk management activities.

Contractual Obligations

The following table presents information with respect to the Company’s contractual obligations as of December 31, 2007 (in millions):

	Payments Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Debt obligations	$216.5	$5.3	$5.9	$6.4	$6.9	$7.7	$184.3
Interest due on long-term debt obligations	182.0	16.0	15.6	15.2	14.8	14.3	106.1
Operating lease obligations	6.5	1.2	1.4	1.2	0.9	0.8	1.0
Pension funding obligations	3.1	0.7	0.6	0.3	0.5	0.5	0.5
Other long-term liabilities reflected on the Company's balance sheet(1)(2)	5.0	3.5	1.5	-	-	-	-
Total	$413.1	$26.7	$25.0	$23.1	$23.1	$23.3	$291.9

(1)    Other long-term liabilities includes the following items:
•	$1.9 million in 2008 under the terms of various executive compensation agreements.
•
$0.4 million in 2008 and $1.5 million in 2009 for PDMPI’s cost sharing agreement with the Puerto Rico Power Authority for the construction of an electrical substation that will provide capacity to new projects within Palmas.

•	$1.2 million in 2008 for contractual amounts owed under agreements with various professional firms (principally audit and tax compliance fees).
(2)	Excludes liabilities for litigation, environmental remediation, self-insurance claims, and other contingent liabilities due to the uncertainty as to when cash payments will be required.

Trends

Real Estate Operations

The Company’s real estate segment is engaged in marketing and sales programs of varying magnitudes at its real estate developments.  The Company intends to continue selling undeveloped acreage and semi-developed parcels, generally to builders and developers, and fully developed lots to individuals and builders.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas developments.  As the proceeds from these asset sales have not been redeployed on other real estate assets and there have been significant declines in real estate demand in areas where the Company operates, this level of sales activity has not recurred in 2007 and is not expected to recur for some time.  The real estate segment may purchase additional properties and/or seek other investment ventures as appropriate opportunities arise.

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

In January 2004, a subsidiary of the Company, Laredo LLC, applied to the Racing Commission for an additional license to construct and operate a Class 2 horse racing facility in Laredo, Texas.  Following a hearing on Laredo LLC’s application and that of a competing applicant, in September 2006, two state administrative law judges recommended to the Racing Commission that Laredo LLC be awarded the license. On March 20, 2007, the Racing Commission ruled that both Laredo LLC and the competing applicant be awarded licenses for the Laredo area.  At the August 8, 2007 Racing Commission meeting, Laredo LLC was awarded a license effective September 1, 2007.  As a condition of the award, Laredo LLC is required to comply with certain requirements including, but not limited to, hosting simulcasting racing no later than July 15, 2009 and hosting live racing on a date to be determined by the Texas Racing Commission, which will be no earlier than July 1, 2009. If these conditions are not met, Laredo LLC may be subject to daily fines.

In June 2007, Sam Houston Race Park expanded and enhanced its outdoor concert series in an effort to increase attendance on days with live racing.

Critical Accounting Policies and Estimates

This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA. See Item 1. “Business–General,” Item 1A. “Risk Factors,” and below for cautionary information with respect to such forward-looking statements.

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

The following accounting policies and resulting estimates are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the Company’s reported financial information.

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

Principles of Consolidation–Deconsolidation of Palco and its Subsidiaries
Under generally accepted accounting principles for entities consolidated through voting interests, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner.  Under these principles, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner.  As discussed in Note 1, “–Potential Impact on Registrant and Certain Related Entities” on January 18, 2007, Palco and its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code.  As a result, the Company deconsolidated Palco’s financial results beginning January 19, 2007, and began reporting its investment in Palco using the cost method.

Through January 18, 2007, under generally accepted principles of consolidation, the Company had recognized losses in excess of its investment in Palco of $484.2 million.  Since Palco’s results are no longer consolidated, any adjustments reflected in Palco’s financial statements subsequent to January 19, 2007 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders’ deficit, as well as adjustments made to Palco’s financial information for loss contingencies and other matters) are not expected to affect the Company’s financial results.  Accordingly, these consolidated financial statements do not reflect any adjustments related to the deconsolidation of Palco other than presenting the Company’s investment in Palco using the cost method, which reflects the investment as a single amount on its balance sheet, and discontinuing the recording of earnings or losses from Palco after January 18, 2007.

The Company expects to consider reversal of these losses when either: (1) Palco’s bankruptcy is resolved and the amount of the Company’s remaining investment in Palco is determined or (2) the Company disposes of its investment in Palco.  When either of the events described above occurs, the Company will re-evaluate the appropriate accounting treatment of its investment in Palco based upon the facts and circumstances at such time.

Available-for-Sale Securities
The Company invests its idle cash in various investment funds, each having an underlying investment strategy, an external investment manager and a portfolio of investment securities.  The Company does not actively manage its investments with the intent of profiting from short term moves in price differences.  The Company generally invests in individual funds for an extended period of time, unless the overall performance of the investment fund is below internal expectations for an extended period of time.  The Company does not engage in daily trading activities.  Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date.  Available-for-sale securities are stated at fair market value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss), a separate component of stockholders’ equity.  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment and interest income.  Interest and dividends on securities classified as available-for-sale are also included in investment and interest income.  The cost of securities sold is determined using the first-in, first-out method.  The fair value of substantially all securities is determined by quoted market prices.  The fair value of marketable debt securities includes accrued interest.   Investments are evaluated for impairment at the end of each reporting period and declines in value judged to be other-than-temporary are recognized.  The Company uses the best available information (such as market quotes and external information) to determine fair value.  To determine whether declines in value are other-than-temporary, the Company looks to specific factors such as the liquidity position of the particular investment, recent sales activity of similar investments and also assesses aggregate market positions.

Investments in Limited Partnerships
The Company accounts for its noncontrolling interests in its investment limited partnerships using the equity method of accounting.  Accordingly, the Company records its share of partnership earnings or losses in its Consolidated Statements of Operations (as opposed to Accumulated Other Comprehensive Income as is done for available-for-sale securities).  Investments are evaluated for impairment at the end of each reporting period and declines in value judged to be other-than-temporary are recognized.  The Company uses the best available information (such as market quotes and external information) to determine fair value.  To determine whether declines in value are other-than-temporary, the Company looks to specific factors such as the liquidity position of the particular investment, recent sales activity of similar investments and also assesses aggregate market positions.

Gain and Loss Contingencies
The Company is involved in various claims, lawsuits, environmental matters and other proceedings, including those discussed in Note 10.  Such matters involve uncertainty as to reasonably possible losses and potential gains the Company may ultimately realize when one or more future events occur or fail to occur.  The Company accrues and charges to income estimated losses (including related estimated legal fees) from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated.  The Company recognizes gain contingencies when they are realized.  Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements in the period in which they are determined to be losses, with no retroactive restatement).

The Company estimates the probability of gains and losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative and regulatory developments, and other factors.  For larger environmental matters, the Company estimates the losses using estimates prepared by third party experts and the advice of internal and external counsel.  Risks and uncertainties are inherent with respect to the ultimate outcome of litigation and environmental contingencies.  See Note 10 for further discussion of the Company’s material contingencies.

Income Taxes
The Company accrues and charges to income estimated taxes when it is probable (at the balance sheet date) that a liability has been incurred and the amount of the liability can be reasonably estimated, including situations in which the Company has and has not received tax assessments from the relevant taxing authority.  The Company recognizes in its consolidated financial statements the impact of a tax position that will more likely than not be sustained upon examination based on the technical merits of the position.  See Note 8 for further discussion of the Company’s income taxes.

Deferred Tax Asset Valuation Allowances
The deferred tax assets and liabilities reported in the Company’s consolidated balance sheet reflect the amount of taxes that the Company has prepaid or for which it will receive a tax benefit (an asset) or will have to pay in the future (a liability) because of temporary differences that result from differences in timing of revenue recognition or expense deductibility between generally accepted accounting principles and the Internal Revenue Code.  Accounting rules require that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that all or some portion of the deferred tax asset will not be realized.  The Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed.  The need for a valuation allowance ultimately depends on the existence of sufficient taxable income to realize the benefit of a future deductible amount.

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

Uncertainties that might exist with respect to the realization of the Company’s deferred tax assets relate to future taxable income.  See Note 8 for further discussion of the Company’s valuation allowances on deferred tax assets.

Pension and Other Postretirement Benefit Plan Obligations and Expenses
Estimating future benefit payments for purposes of measuring pension benefit obligations requires the Company to make a number of assumptions about future experience.  These assumptions are combined with the terms of the Company’s plans to produce an estimate of required future benefit payments, which is discounted to reflect the time value of money.  As a result, assumptions about the covered population (demographic assumptions) and about the economic environment (economic assumptions) significantly affect pension and other postretirement benefit obligations.  The most significant demographic assumptions are expected retirement age, life expectancy, and turnover, while the key economic assumptions are the discount rate and the expected return on plan assets.  At December 31, 2005, the Company’s pension plans were frozen.  As a result, these plans will continue, but no additional benefits will accrue to participants subsequent to December 31, 2005.  Future benefit payments will continue to be measured based on the same types of demographic and economic assumptions, with the exception of salary growth as no new benefits will be accrued.

The projected benefit obligation for the Company’s pension plans and the accumulated postretirement benefit obligation for the Company’s other postretirement benefit plans was determined using a discount rate of 6.125% at December 31, 2007, and 6.0% at December 31, 2006.  As the pension plans were frozen December 31, 2005, there is no assumed weighted average long-term rate of compensation.  The assumed weighted average long-term rate of return on the assets of the plans is 8.75%.  The assets of the plans consist principally of common stocks and U.S. government and other fixed-income obligations.

The estimated impact of a 1% decrease in the discount rate (from 6.125% to 5.125%) would increase the Company’s consolidated projected pension benefit obligation by approximately $4.1 million, while the estimated impact of a 1% increase in the discount rate (from 6.125% to 7.125%) would decrease the Company’s consolidated projected pension benefit obligation by approximately $3.4 million.

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

Considerable judgment is exercised in the Company’s assessment of the need for an impairment write-down.  Indicators of impairment must be present.  The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments.  In some instances, situations might exist where impairments are the result of changes in economic conditions or other factors that develop over time, which increases the subjectivity of the assumptions made.  Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. A probability-weighted approach is used for situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

New Accounting Standards

See Note 2 for a discussion of new accounting pronouncements and their potential impact on the Company.

ITEM 7A.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 18, 2007, Palco and its five subsidiaries, including Scopac, filed separate voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas for reorganization under Chapter 11 of the Bankruptcy Code.  See Note 1 to the Consolidated Financial Statements for additional information.  As a result of the deconsolidation of these entities, the Company no longer has variable interest rate debt.

The Company’s cash flow and income may be affected by changes in domestic short-term interest rates due to the investment of available cash in money market funds and auction rate securities.  We monitor our net exposure to short-term interest rates and, as appropriate, reallocate investments to maximize returns.

The liquidity of our auction rate securities are subject to the availability of a market.  We monitor our net exposure to auction rate securities and, as appropriate, reallocate investments to maximize liquidity and minimize the Company's exposure.

The valuation of our marketable equity security portfolio is subject to equity price risk.  We monitor our net exposure to equity price risk and, as appropriate, reallocate investments to minimize the Company’s exposure.

The Company does not manage risk through use of derivatives, hedges or other complex financial instruments.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MAXXAM Inc., Houston, Texas

We have audited the accompanying consolidated balance sheets of MAXXAM Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders’ deficit for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.  We did not audit the financial statements of Sam Houston Race Park, Ltd. (a subsidiary), which statements reflect total assets constituting 3.6 percent of consolidated total assets as of December 31, 2006, and total  revenue constituting 16.0 percent and 11.4 percent of the Company’s consolidated total revenues for the years ended December 31, 2006 and 2005,  respectively.  Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sam Houston Race Park, Ltd., is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of MAXXAM Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that MAXXAM Inc. and its subsidiaries will continue as going concerns.  As discussed in Note 1 to the consolidated financial statements, on January 18, 2007, certain of the Company’s wholly-owned subsidiaries (the “Debtors”) filed separate voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas for reorganization under Chapter 11 of the Bankruptcy Code.  The proceedings of the Debtors are collectively referred to as the “Bankruptcy Cases”.   As a result , the Debtors' financial results were deconsolidated beginning January 18, 2007 and MAXXAM Inc. began reporting its investment in the Debtors using the cost method.  The uncertainty surrounding the ultimate outcome of the Bankruptcy Cases and its effect on the Company, as well as the Company’s operating losses at its remaining subsidiaries raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, Texas
April 28, 2008

MAXXAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share information)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$67.8	$34.8
Marketable securities and other short-term investments	46.2	126.2
Receivables:
Trade, net of allowance for doubtful accounts of $0.5 and $0.7, respectively	3.0	9.9
Other	1.6	9.7
Inventories:
Lumber	-	16.3
Logs	-	25.5
Real estate inventory	3.9	5.8
Prepaid expenses and other current assets	2.9	16.2
Restricted cash and marketable securities	2.3	43.1
Total current assets	127.7	287.5
Property, plant and equipment, net of accumulated depreciation of $99.1 and $234.5, respectively	219.8	337.0
Timber and timberlands, net of accumulated depletion of $232.2 at December 31, 2006	-	200.3
Real estate inventory	52.7	46.0
Deferred income taxes	94.7	97.5
Intangible assets	-	2.0
Deferred financing costs	4.9	22.6
Long-term receivables and other assets	15.5	8.8
Restricted cash and marketable securities	3.6	8.2
	$518.9	$1,009.9
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$6.5	$10.0
Accrued interest	0.9	28.8
Accrued compensation and related benefits	2.3	13.8
Accrued development costs	1.6	1.8
Accrued other taxes	1.3	2.6
Deferred revenue	0.7	1.8
Other accrued liabilities	14.0	20.1
Short-term borrowings and current maturities of long-term debt	5.3	180.7
Total current liabilities	32.6	259.6
Long-term debt, less current maturities	211.2	885.4
Accrued pension and other postretirement benefits	7.0	20.8
Other noncurrent liabilities	45.1	55.9
Losses in excess of investment in Debtors	484.2	-
Total liabilities	780.1	1,221.7
Commitments and contingencies (see Note 11)

Stockholders' deficit:
Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock; 668,964 shares issued; 668,119 shares outstanding	0.3	0.3
Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares issued; 5,248,717 and 5,257,657 outstanding, respectively	5.0	5.0
Additional capital	225.3	225.3
Accumulated deficit	(342.9)	(296.0)
Accumulated other comprehensive income (loss)	(1.2)	1.0
Treasury stock, at cost (shares held: preferred - 845; common - 4,814,642 and 4,805,702 , respectively)	(147.7)	(147.4)
Total stockholders' deficit	(261.2)	(211.8)
	$518.9	$1,009.9

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of dollars, except per share information)

	Years Ended December 31,
	2007	2006	2005

Sales:
Real estate	$44.7	$104.9	$178.3
Racing	46.8	46.6	46.3
Forest products, net of discounts	4.4	140.0	181.8
	95.9	291.5	406.4

Cost and expenses:
Cost of sales and operations:
Real estate	20.5	36.4	52.0
Racing	42.0	40.9	40.1
Forest products	4.3	117.1	146.3
Selling, general and administrative expenses	42.2	56.3	72.3
Gain on sales of timberlands and other assets	(0.1)	(11.6)	(0.3)
Impairment of assets	-	0.7	4.6
Depreciation, depletion and amortization	14.9	33.6	35.9
Reversal of net investment in Kaiser	-	(430.9)	-
	123.8	(157.5)	350.9

Operating income (loss):
Real estate	(1.8)	37.4	89.0
Racing	(8.1)	(4.6)	(4.1)
Forest products	(4.2)	(9.1)	(13.4)
Corporate, including reversal of net investment in Kaiser	(13.8)	425.3	(16.0)
	(27.9)	449.0	55.5

Other income (expense):
Investment, interest and other income, net	1.7	9.6	18.6
Interest expense	(19.4)	(81.1)	(74.4)
Amortization of deferred financing costs	(0.8)	(6.6)	(3.8)
Income (loss) before income taxes and cumulative effect of accounting change	(46.4)	370.9	(4.1)
Benefit (provision) for income taxes	(0.5)	4.2	0.1
Income (loss) before cumulative effect of accounting change	(46.9)	375.1	(4.0)
Cumulative effect of accounting change	-	(0.7)	-
Net income (loss)	$(46.9)	$374.4	$(4.0)

Basic net income (loss) per common and common equivalent share before cumulative effect of accounting change	$(8.93)	$67.77	$(0.66)
Cumulative effect of accounting change	-	(0.13)	-
Basic net income (loss) per common and common equivalent share after cumulative effect of accounting change	$(8.93)	$67.64	$(0.66)

Diluted net income (loss) per common and common equivalent share before cumulative effect of accounting change	$(8.93)	$59.82	$(0.66)
Cumulative effect of accounting change	-	(0.11)	-
Diluted net income (loss) per common and common equivalent share after cumulative effect of accounting change	$(8.93)	$59.71	$(0.66)

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$(46.9)	$374.4	$(4.0)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Reversal of net investment in Kaiser	-	(430.9)	-
Depreciation, depletion and amortization	14.9	33.6	35.9
Non-cash stock-based compensation (benefit) expense	0.3	(2.0)	3.7
Non-cash impairment charge	-	0.7	4.6
Gains on sales and/or disposals of timberlands and other assets	(0.1)	(11.6)	(0.3)
Net losses (gains) on marketable securities	4.4	(2.2)	(6.6)
Amortization of deferred financing costs and discounts on long-term debt	0.8	6.6	3.8
Equity in loss (earnings) of unconsolidated affiliates, net of dividends received	-	0.4	1.0
Increase (decrease) in cash resulting from changes in:
Receivables	7.6	(2.8)	5.4
Inventories	0.8	(15.3)	(1.1)
Prepaid expenses and other assets	2.9	7.0	0.5
Accounts payable	1.4	(1.2)	(3.4)
Accrued and deferred income taxes	0.5	(6.5)	0.2
Other accrued liabilities	(4.1)	(14.7)	8.1
Accrued interest	2.7	2.9	1.0
Long-term assets and long-term liabilities	(8.3)	(14.2)	3.0
Other	(0.5)	-	(0.1)
Net cash provided by (used for) operating activities	(23.6)	(75.8)	51.7

Cash flows from investing activities:
Net proceeds from dispositions of property and investments	0.1	15.9	0.1
Maturities of marketable securities and other investments	157.6	164.2	124.2
Sales of marketable securities and other investments	117.9	463.7	584.1
Purchases of marketable securities and other investments	(210.6)	(625.4)	(728.4)
Net proceeds (used for) from restricted cash	(0.7)	2.2	5.2
Capital expenditures	(5.0)	(15.6)	(19.7)
Decrease in cash due to deconsolidation of Debtors	(1.1)	-	-
Return of investment in (contribution to) joint venture	(0.6)	-	0.8
Other, net	-	-	0.2
Net cash provided by (used for) investing activities	57.6	5.0	(33.5)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	-	-	38.0
Proceeds from sale of Scopac Timber Notes held in the SAR Account	-	31.8	-
Redemptions and repurchase of, and principal payments on long-term debt	(4.9)	(67.9)	(32.1)
Principal payments on Scopac Timber Notes held in the SAR Account	-	11.1	9.5
Borrowings under revolving and short-term credit facilities	3.3	89.4	23.0
Incurrence of deferred financing costs	-	(10.6)	(3.6)
Treasury stock purchases	(0.3)	(22.5)	(0.2)
Net proceeds from refundable deposits	0.9	1.4	1.6
Net cash provided by (used for) financing activities	(1.0)	32.7	36.2

Net increase (decrease) in cash and cash equivalents	33.0	(38.1)	54.4
Cash and cash equivalents at beginning of year	34.8	72.9	18.5
Cash and cash equivalents at end of year	$67.8	$34.8	$72.9

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except per share information)

	Years Ended December 31,
	2007	2006	2005

Preferred Stock ($.50 Par)
Balance at beginning and end of year	$0.3	$0.3	$0.3

Common Stock ($.50 Par)
Balance at beginning and end of year	$5.0	$5.0	$5.0

Additional Capital
Balance at beginning and end of year	$225.3	$225.3	$225.3

Accumulated Deficit
Balance at beginning of year	$(296.0)	$(670.4)	$(666.4)
Net income (loss)	(46.9)	374.4	(4.0)
Balance at end of year	$(342.9)	$(296.0)	$(670.4)

Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment, net of taxes	$(0.4)	$11.1	$0.1
Reversal of other comprehensive income related to Kaiser	-	85.3	-
Other	0.1	(0.1)	-
Unrealized gains (losses) on available-for-sale investments	(1.9)	1.3	(0.1)
Other comprehensive income (loss)	(2.2)	97.6	-
Accumulated other comprehensive income (loss) beginning of year	1.0	(96.6)	(96.6)
Accumulated other comprehensive income (loss) at end of year	$(1.2)	$1.0	$(96.6)

Treasury Stock
Balance at beginning of year	$(147.4)	$(124.9)	$(124.7)
Treasury stock purchases	(0.3)	(22.5)	(0.2)
Balance at end of year	$(147.7)	$(147.4)	$(124.9)

Comprehensive Income (Loss)
Net income (loss)	$(46.9)	$374.4	$(4.0)
Other comprehensive income (loss)	(2.2)	97.6	-
Total comprehensive income (loss)	$(49.1)	$472.0	$(4.0)

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index of Notes

Number                      Description Page

1                      Basis of Presentation and Summary of Significant Accounting Policies
2                      New Accounting Standards
3                      Segment Information and Other Items
4                      Cash, Cash Equivalents, Marketable Securities and Investments in Limited Partnerships
5                      Property, Plant and Equipment
6                      Investments in Unconsolidated Affiliates
7                      Debt
8                      Income Taxes
9                      Employee Benefit and Incentive Plans
10                    Commitments, Regulatory and Environmental Factors and Contingencies
11                    Stockholders’ Deficit
12                    Significant Acquisitions and Dispositions
13                    Supplemental Cash Flow and Other Information
14                    Quarterly Financial Information (Unaudited)
15                    Subsequent Events

1.         Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of MAXXAM Inc. and its majority and wholly owned controlled subsidiaries.  All references to the “Company” include MAXXAM Inc. and its majority owned and wholly owned consolidated subsidiaries, unless otherwise noted or the context indicates otherwise. The term “MAXXAM Parent” refers to the Company on a stand-alone basis without its subsidiaries.  Intercompany balances and transactions have been eliminated.  Investments in entities over which the Company can exert significant influence but not control (generally 20% to 50% ownership) and investments in limited partnerships are accounted for using the equity method of accounting.

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

•
Racing operations, through Sam Houston Race Park, Ltd. (“SHRP, Ltd.”), a Texas limited partnership wholly owned by the Company.  SHRP, Ltd. owns and operates a Texas Class 1 pari-mutuel horse racing facility in the greater Houston metropolitan area, and a pari-mutuel greyhound racing facility in Harlingen, Texas.

•
Forest products, through MAXXAM Group Inc. (“MGI”) and MGI’s wholly owned subsidiaries, principally The Pacific Lumber Company (“Palco”), Scotia Pacific Company LLC (“Scopac”), Britt Lumber Co., Inc. (“Britt”) and Scotia Development LLC (“SDLLC”).  MGI and its subsidiaries primarily engage in the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and related operations and activities.  On January 18, 2007, Palco, Scopac, Britt, SDLLC and Palco’s other subsidiaries (the “Debtors”) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The term “Palco Debtors” is used to refer to all of the Debtors other than Scopac.  See Note 1, “–Reorganization Proceedings of Palco and its Subsidiaries.”  The proceedings of the Debtors are collectively referred to herein as the “Bankruptcy Cases.”

        Results and activities for MAXXAM Inc. (excluding its subsidiaries) and for MAXXAM Group Holdings Inc. (“MGHI”) are not included in the above segments.  MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s two operating segments incurred operating losses in 2007.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s real estate developments.  As the proceeds from these asset sales have not been redeployed on other real estate assets and there have been significant declines in real estate demand in areas where the Company operates, this level of sales activity did not recur in 2007 and is not expected to recur for some time.  In addition, the Company has material uncertainties as a result of the Bankruptcy Cases (See Reorganization Proceedings below).  The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.  The Company believes that its cash and other resources, together with its ability to obtain financing, will be sufficient to fund its working capital requirements for the next twelve months, including any liquidity the Company agrees to provide related to the Bankruptcy Cases.

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

Through January 18, 2007, under generally accepted principles of consolidation, the Company had recognized losses in excess of its investment in the Debtors of $484.2 million. Since the Debtors’ results are no longer being consolidated, any adjustments reflected in the Debtors’ financial statements subsequent to January 19, 2007 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders’ deficit as well as adjustments made to the Debtors’ financial information for loss contingencies and other matters), are not expected to impact the Company’s consolidated financial results.

The Company will reevaluate the accounting treatment of its investment in the Debtors when either: (i) the Debtors’ bankruptcies are resolved, or (ii) there is a change in the equity ownership of the Debtors.

The following proforma financial data reflects the results of operations of the Company, excluding the Debtors, for the periods presented:

	Years Ended December 31,
	2007	2006	2005
	(In millions of dollars)

Sales	$91.5	$151.5	$224.6
Costs and expenses	(117.3)	(128.8)	(159.7)
Reversal of net investment in Kaiser	-	430.9	-
Gains on sales of assets	0.1	-	-
Operating income (loss)	(25.7)	453.6	64.9
Other income	1.6	8.0	14.6
Interest expense	(17.1)	(17.2)	(17.6)
Income (loss) before income taxes and cumulative effect of accounting change	(41.2)	444.4	61.9
Benefit (provision) for income taxes	(0.5)	(0.8)	0.1
Income (loss) before cumulative effect of accounting change	$(41.7)	$443.6	$62.0
Cumulative effect of accounting change, net of tax	-	(0.7)	-
Net income (loss)	$(41.7)	$442.9	$62.0

Reorganization Proceedings of Palco and its Subsidiaries

        Bankruptcy Filings
On January 18, 2007, (the “Filing Date”), Palco and its five wholly owned subsidiaries, including Scopac, filed the Bankruptcy Cases, separate voluntary petitions in the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code.  The six companies that filed for voluntary protection are Palco, Britt, SDLLC, Salmon Creek LLC (“Salmon Creek”) and Scotia Inn (“Scotia Inn”) (the “Palco Debtors”) and Scopac.  The Bankruptcy Cases are being jointly administered, with the Debtors managing their business in the ordinary course as debtors-in-possession subject to the control and supervision of the Bankruptcy Court.  As a result of the Bankruptcy Cases, the Company deconsolidated the Debtor's financial results beginning January 19, 2007.

The filing of the Bankruptcy Cases was precipitated by liquidity shortfalls at Palco and Scopac and their resultant inability to make January 2007 interest payments on their respective debt obligations, arising from regulatory restrictions and limitations on timber harvest, increased timber harvesting costs and depressed lumber prices. Both Scopac and Palco undertook various efforts in 2006 to generate additional liquidity to satisfy their respective debt service obligations; however, the cash generated from their efforts, together with their cash flows from operations, was not sufficient to cover their respective interest payment shortfalls in January 2007.

As of the Filing Date, Scopac’s indebtedness consisted of its 6.55% Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due 2028 (the “Scopac Timber Notes”) ($713.8 million principal outstanding as of December 31, 2006) and a line of credit with a group of banks pursuant to which Scopac was permitted to borrow to pay up to one year’s interest on the Scopac Timber Notes (the “Scopac Line of Credit”) ($36.2 million principal outstanding as of December 31, 2006).  These obligations are each secured by (i) Scopac’s timber, timberlands and timber rights, (ii) certain contract rights and other assets, (iii) the proceeds of the foregoing and (iv) the funds held in various segregated accounts related to the Scopac Timber Notes.  Annual interest obligations related to Scopac’s debt facilities were approximately $55.4 million as of December 31, 2006.

As of the Filing Date, Palco’s principal indebtedness consisted of a five-year $85.0 million secured term loan (the “Palco Term Loan”) ($84.3 million principal outstanding as of December 31, 2006) and a five-year $60.0 million secured asset-based revolving credit facility (the “Palco Revolving Credit Facility”) ($24.1 million of borrowings outstanding and $13.7 million of letters of credit issued as of December 31, 2006). These facilities were secured by the stock of Palco owned by MGI, and substantially all of the assets of the Palco Debtors (other than Palco’s equity interest in Scopac).  Marathon Structured Finance Fund L.P. (“Marathon”) provided both the Palco Revolving Credit Facility and the Palco Term Loan.  The Palco Revolving Credit Facility was subsequently retired with the DIP Facility, a Debtor-in-Possession revolving credit facility provided by Marathon, which facility is described below under “–Palco Debtors’ Liquidity.”

        Effect of the Bankruptcy Filings
The outstanding principal of, and accrued interest on, all long-term debt of the Debtors became immediately due and payable as a result of the commencement of the Bankruptcy Cases.  However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest on the Debtors’ indebtedness and substantially all legal proceedings) are stayed (deferred) while the Debtors continue to operate their businesses.  The Bankruptcy Court, however, upon motion of the Debtors, permitted the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customary claims in the ordinary course of business, subject to certain limitations.

The Debtors’ overall objectives in the Bankruptcy Cases are to achieve an operational and financial restructuring of each of the Debtors’ long-term debt obligations in view of estimated lower harvest levels, increased regulatory compliance costs and depressed lumber prices, and to continue their businesses.  There can be no assurance that the Debtors will be able to attain these objectives.  If the Debtors are unable to attain a successful operational and financial reorganization, the Debtors could be forced to surrender all or substantially all of their assets to their creditors or be forced to liquidate their assets pursuant to Chapter 7 of the Bankruptcy Code.  The outcome of the Bankruptcy Cases is impossible to predict and could have a material adverse effect on the businesses of the Debtors, on the interests of creditors, and on the Company.

        Recent Bankruptcy Developments
On September 30, 2007, the Debtors filed a proposed joint plan of reorganization during the period when a debtor has the sole right to propose and seek approval of a plan of reorganization (the “Exclusivity Period”).  On December 21, 2007, the Bankruptcy Court approved an agreement by the Debtors and other parties to terminate the Exclusivity Period and permit the filing of plans of reorganization by the Debtors, as well as the Unsecured Creditors Committee (the “Committee”), Marathon and the holders of Scopac’s Timber Notes.  On the January 30, 2008 deadline, Marathon and the holders of the Scopac Timber Notes filed proposed plans of reorganization. The same day, the Debtors filed an amended joint plan of reorganization (the “Joint Plan”), and Palco and Scopac each filed alternative stand-alone plans of reorganization (the “Alternative Plans”). The Company is a co-proponent of each of the Joint Plan and the Palco and Scopac Alternative Plans.

The Joint Plan provides for the payment in full of all claims and the continuation of the businesses, but at harvest levels that are lower than historical rates.  Under the Joint Plan, the Company’s indirect equity interests in both Palco and Scopac would be substantially diluted, such that the Company would lose a controlling interest in both companies.  Additionally, certain assets owned by Palco would be transferred to Palco’s secured lender in satisfaction of the Palco Term Loan.  The Joint Plan also provides for important economic contributions by the Company, including:

   (i)   consenting to the dilution of its indirect equity interest in both Palco and Scopac;
   (ii)   providing additional liquidity to Palco throughout the remainder of the case through redwood log and/or lumber purchases (either directly or indirectly) in an amount not to exceed
           $12.0 million, subject to Board approval;
   (iii)  making a $10.0 million cash equity contribution to reorganized Palco on the effective date;
   (iv)  forgiving $40.0 million of intercompany indebtedness;
   (v)   using its best efforts to assist the reorganized Debtors in obtaining exit financing; and
   (vi)  assisting the reorganized Debtors by providing its extensive real estate expertise in connection with various post-confirmation aspects of the Joint Plan.

The Debtors do not believe that the Joint Plan is eligible to be “crammed down” (forced) on creditors who vote against it.  Accordingly, Alternative Plans were developed to provide the Debtors an alternative to the Joint Plan in the event secured creditors vote against the Joint Plan.  The Alternative Plans of Palco and Scopac provide for (a) the delivery of a substantial portion of Scopac’s timberlands (181,000 acres) to the holders of the Scopac Timber Notes in full satisfaction of the obligations under the Scopac Timber Notes, and (b) the delivery of all of Palco’s assets (other than its interest in Scopac and its interest in the Headwaters Claim, as defined below under “–Regulatory and Environmental Factors”) to Marathon. The Debtors’ remaining obligations (including those under the DIP Facility) would be paid with the proceeds from exit financing secured by the remaining assets owned by Palco.  These assets would consist of Palco’s equity interest in the reorganized Scopac (whose assets would consist of 29,000 remaining acres of timberlands, including 6,600 acres of the largest stands of old growth redwood trees remaining under private ownership and the Headwaters Claim) and Palco’s interest in the Headwaters Claim.  Both the Joint Plan and the Alternative Plans would require, among other things, that the Debtors obtain exit financing (approximately $90.0 million under the Joint Plan and approximately $135.0 million under the Alternative Plans).

        Both the plan of reorganization filed by Marathon and the plan of reorganization filed by the holders of the Scopac Timber Notes, if confirmed, would result in the loss entirely of the Company’s indirect equity interests in both Palco and Scopac.

        Voting for all of the plans has occurred and the Joint Plan and the Palco Alternative Plan did not obtain sufficient votes to be confirmed.  Without sufficient votes (among other things), these plans cannot legally be  confirmed.  The Scopac Alternative Plan, the plan of reorganization filed by Marathon and the plan of reorganization filed by the holders of the Scopac Timber Notes did receive sufficient votes to be confirmed.

        There is substantial uncertainty as to which plan of reorganization, if any, will be confirmed by the Bankruptcy Court.  If no plan is confirmed, the Bankruptcy Court may elect to convert the Bankruptcy Cases to a Chapter 7 liquidation proceeding. The confirmation hearing, at which the Bankruptcy Court will consider the plans of reorganization filed by Marathon, the holders of Scopac Timber Notes, and the Debtors, began in April 2008 and has not yet concluded.  The outcome of the Bankruptcy Cases is impossible to predict and, and as noted above, could have a material adverse effect on the businesses of the Debtors, on the interests of creditors, and on the Company.

Palco Debtors’ Liquidity
On August 6, 2007, the Palco Debtors closed on the DIP Facility, a $75.0 million Debtor-in-Possession revolving credit facility that matures on the earliest of, among other things, (i) the sale of substantially all of the assets of the Palco Debtors, (ii) an event of default, (iii) the effective date of a plan of reorganization for Palco, or (iv) August 6, 2008.  The DIP Facility was provided by Marathon and was used to retire the Palco Revolving Credit Facility.  Under the DIP Facility, the lender has a “super-priority” claim, which provides for payment of the DIP Facility before any other secured or unsecured creditors and equity holders of the Palco Debtors can be paid.  The DIP Facility contains restrictive financial covenants that, among others, require the Palco Debtors to maintain a minimum level of EBITDA and meet weekly cash flow projections.  The Palco Debtors are currently in default under the DIP Facility.  The DIP Facility is fully drawn and Palco continues to closely monitor and manage its cash resources.  During January and early February 2008, an indirect wholly owned subsidiary of MAXXAM purchased $7.2 million of logs and lumber from Palco to provide additional liquidity.  In spite of these purchases in February 2008, Palco did not have sufficient liquidity to make an approximate $4.3 million log payment due to Scopac; Palco and Scopac are working towards an agreement with respect to this missed payment.  There can be no assurance that the Palco Debtors will continue to have sufficient liquidity to operate or that Palco’s DIP lender will not take action as a result of the default under the DIP Facility.  Should either occur, the Palco Debtors may not be able to continue operations and reorganize successfully under Chapter 11 of the Bankruptcy Code.

Scopac Liquidity
Scopac has been authorized by the Bankruptcy Court to fund budgeted ongoing operating and bankruptcy-related costs using operating cash flow and, to the extent needed, funds available in Scopac’s Scheduled Amortization Reserve Account (“SAR Account,” an account established to support principal payments on the Scopac Timber Notes), provided that no more than $16.9 million in withdrawals from the SAR Account are outstanding at any given time.  Scopac expects these sources of liquidity to be adequate to enable Scopac to continue its operations.  If these sources of liquidity are not adequate, and if Scopac is unable to obtain additional sources of liquidity and the necessary Bankruptcy Court approval to utilize such additional sources of liquidity, Scopac may not be able to continue operations and reorganize successfully under Chapter 11 of the Bankruptcy Code.

The financial information of the Debtors contained herein has been presented in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”  (“SOP 90-7”), on a “going concern” basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Bankruptcy Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.  Specifically, but not all-inclusive, the financial information of the Debtors contained herein does not present: (a) the realizable value of assets on a liquidation basis, (b) the estimated costs and expenses associated with the Bankruptcy Cases, (c) the amount that will ultimately be paid to settle liabilities and contingencies which may be allowed in the Bankruptcy Cases, or (d) the effect of any changes that may be made in connection with the Company’s investment in the Debtors or any changes in the Debtors’ operations resulting from a plan of reorganization.  Because of the ongoing nature of the Bankruptcy Cases, the discussions and financial information of the Debtors contained herein are subject to material uncertainties.  Since the Debtors’ results are no longer being consolidated with the Company’s results, any material uncertainties related to Debtors are not expected to impact the Company’s financial results.

The following tables contain summarized GAAP-based consolidated financial information of the Debtors (in millions) included in the Company’s consolidated results for the periods shown:

December 31,
2006(1)

Current assets	$105.5
Property, plant and equipment, net	108.3
Timber and timberlands, net	200.4
Other assets	40.4
Total assets	$454.6

Liabilities, not subject to compromise	$877.9
Liabilities, subject to compromise	106.3
Stockholders’ deficit	(529.6)
Total liabilities and stockholders' deficit	$454.6

	Years Ended December 31,
	2007(2)	2006	2005

Sales, net of discounts	$4.4	$140.0	$181.8
Costs and expenses	(6.6)	(144.7)	(191.2)
Operating loss	(2.2)	(4.7)	(9.4)
Other income (expense), net	0.1	1.6	4.0
Interest expense	(3.1)	(70.5)	(60.6)
Loss before income taxes	(5.2)	(73.6)	(66.0)
Benefit (provision) for income taxes	-	5.2	-
Net loss	$(5.2)	$(68.4)	$(66.0)

(1)	The Debtors balance sheet at December 31, 2006 is presented as it is the last balance sheet in which the Debtors’ results were included in the Company’s consolidated results.
(2)	Results for the Debtors’ operations have been included in the Company’s consolidated results for the period from January 1, 2007 through January 18, 2007.

Potential Impact on Registrant and Certain Related Entities
The Bankruptcy Cases could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates, including MGHI and/or MGI.  For example, under ERISA, if Palco’s pension plan were to be terminated, under certain circumstances, MAXXAM Parent and its wholly owned subsidiaries would be jointly and severally liable for any unfunded pension plan obligations.  The estimated unfunded termination obligation attributable to Palco’s pension plan as of December 31, 2007, was approximately $17.0 million based upon annuity placement interest rate assumptions as of such date.  In addition, all of the plans of reorganization that have been filed would require the utilization of all or a substantial portion of the Company’s net operating losses or other tax attributes for federal and state income tax purposes, and could result in MGI incurring significant tax liabilities that would not be offset by these tax attributes.  Moreover, the plans of reorganization filed by Marathon and the holders of the Scopac Timber Notes provide for litigation trusts, which could result in claims against the Company and certain of its affiliates.  The consolidated financial statements do not include any adjustments that may result from the outcome of the Bankruptcy Cases.

Deconsolidation of Kaiser

In February 2002, Kaiser and certain of its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code.  Kaiser’s plan of reorganization provided for the cancellation of Kaiser’s equity, including the common shares held by the Company, without consideration or obligation.  Kaiser’s plan of reorganization became effective on July 6, 2006, and Kaiser emerged from bankruptcy.  As a result, the Company no longer has any ownership interest in or affiliation with Kaiser.  Since the Company’s equity in Kaiser was cancelled without obligation, the Company reversed the $516.2 million of losses in excess of its investment in Kaiser along with the accumulated other comprehensive losses of $85.3 million related to Kaiser, resulting in a net gain of $430.9 million, recognized in 2006.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during each period presented.  The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the consolidated financial statements with the Securities and Exchange Commission (the “SEC”).  Adjustments made to estimates often relate to improved information not previously available.  Uncertainties are inherent in such estimates and related assumptions; accordingly, actual results could differ materially from these estimates.

Risks and uncertainties are inherent with respect to the ultimate outcome of Bankruptcy Cases and the matters discussed in Note 10.  In addition, uncertainties related to the projection of future taxable income could affect the realization of the Company’s deferred tax assets discussed in Note 8.  Estimates of future benefit payments used to measure the Company’s pension and other postretirement benefit obligations discussed in Note 9 are subject to a number of assumptions about future experience, as are the estimated future cash flows projected in the evaluation of long-lived assets for possible impairment.  To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial position, results of operations and/or liquidity could be affected.

Reclassifications

Certain reclassifications have been made to prior years’ Consolidated Statement of Cash Flows to be consistent with the current year’s presentation, including the reclassification of refundable deposits from long-term assets and liabilities and the separation of maturities and sales of marketable securities and other investments.

Summary of Significant Accounting Policies

Concentrations of Credit Risk
Cash equivalents and restricted marketable securities are invested primarily in short to medium-term investment grade debt instruments as well as other types of U.S. corporate debt, U.S. Treasury obligations and other debt securities.  The Company mitigates its concentration of credit risk with respect to these investments by generally purchasing investment grade products (ratings of A1/P1 short-term or at least BBB/Baa3 long-term).  No more than 5% is invested in the same issue.  Unrestricted marketable securities are invested primarily in debt securities.  Other investments consist of interests in limited partnerships which invest in a wide variety of investment options, including debt securities, corporate common stocks and option contracts.  These investments are managed by various financial institutions.

Available-for-Sale Securities
The Company invests its idle cash in various investment funds, each having an underlying investment strategy, an external investment manager and a portfolio of investment securities.  The Company does not actively manage its investments with the intent of profiting from short term moves in price differences.  The Company generally invests in individual funds for an extended period of time, unless the overall performance of the investment fund is below internal expectations for an extended period of time.  The Company does not engage in daily trading activities.  Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date.  Available-for-sale securities are stated at fair market value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss), a separate component of stockholders’ equity.  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment and interest income.  Interest and dividends on securities classified as available-for-sale are also included in investment and interest income.  The cost of securities sold is determined using the first-in, first-out method.  The fair value of substantially all securities is determined by quoted market prices.  The fair value of marketable debt securities includes accrued interest.  Investments are evaluated for impairment at the end of each reporting period and declines in value judged to be other-than-temporary are recognized.  The Company uses the best available information (such as market quotes and external information) to determine fair value.  To determine whether declines in value are other-than-temporary, the Company looks to specific factors such as the liquidity position of the particular investment, recent sales activity of similar investments and also assesses aggregate market positions.

Investments in Limited Partnerships
The Company invests in limited partnerships that acquire, hold, and sell a variety of investment options.  Investments in limited partnerships are accounted for using the equity method of accounting.  Investments are evaluated for impairment at the end of each reporting period and declines in value judged to be other-than-temporary are recognized.  The Company uses the best available information (such as market quotes and external information) to determine fair value.  To determine whether declines in value are other-than-temporary, the Company looks to specific factors such as the liquidity position of the particular investment, recent sales activity of similar investments and also assesses aggregate market positions.

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

Revenue Recognition
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

The Company recognizes revenues from pari-mutuel commissions received on live and simulcast horse and greyhound racing in the period in which the performance occurred.  The Company broadcasts races from other racetracks and its customers place wagers on those races at the Company’s premises (as do customers at other racetracks that receive broadcasts of the Company’s races).  The Company recognizes revenues earned from wagering at other racetracks during the period in which wagers are placed.  The Company calculates revenues, based on contractually specified rates, at the end of each month using third party reports showing the final monthly wager totals.  The recognition point for other sources of revenues are as follows – food and beverage (recognized at the time of sale), admission and parking fees (recognized the date of the event), corporate sponsorship and advertising (recognized over the term of the agreement using the straight-line method), and suite rentals (recognized the date of the event).

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

The Company classifies long-lived assets as held-for-sale when the following conditions are satisfied: (i) management commits to a plan to sell a long-term operating asset, (ii) the asset is available for immediate sale, (iii) an active effort to locate a buyer is underway, and (iv) it is probable that the sale will be completed within one year.  The assets classified as held-for-sale at December 31, 2007 and 2006 related primarily to real estate properties that are expected to be sold within a year.

Gain and Loss Contingencies
The Company is involved in various claims, lawsuits, environmental matters and other proceedings, including those discussed in Note 10.  Such matters involve uncertainty as to reasonably possible losses and potential gains the Company may ultimately realize when one or more future events occur or fail to occur.  The Company accrues and charges to income estimated losses (including related estimated legal fees) from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated.  The Company recognizes gain contingencies when they are realized.  Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements in the period in which they are determined to be losses, with no retroactive restatement).

Income Taxes
Deferred income taxes are computed using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse.

The Company records valuation allowances to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  The Company considers future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.  See Note 8 for further discussion of the Company’s income taxes.

   On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109.  FIN 48 clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB No. 109 and prescribed a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation
The Company’s stock option plan uses liability-based awards and, accordingly, the Company remeasures the fair value of the awards each reporting period and records an adjustment to compensation expense in the company’s consolidated statements of operations.  The Company’s option awards are typically issued with tandem stock appreciation rights (“SARs”) that entitle the holders to receive in cash any appreciation in the price of the Company’s common stock (“Common Stock”).  Accordingly, when SARs are settled with cash, rather than through the issuance of shares of Common Stock, there is no impact on common stock or additional paid in capital.  Under the Company’s stock-based compensation plans, stock options and similar instruments may be granted to employees and outside directors at no less than the fair market value of the Company’s Common Stock on the date of grant.  Grants generally vest ratably over a five-year period for grants to employees and over a four-year period for grants to outside directors and expire ten years after the grant date.  Grants have generally been settled in cash upon exercise.

Grants issued to employees and outside directors were previously accounted for under the intrinsic value method of accounting as defined by APB Opinion No. 25 and related interpretations.  Effective January 1, 2006, the Company prospectively adopted the fair value-based method of accounting for stock-based employee compensation as prescribed by SFAS No. 123(R), Share Based Payments (“SFAS No. 123(R)”) issued by the Financial Accounting Standards Board (“FASB”), and recognized a $0.7 million charge in January 2006, representing the cumulative effect of the accounting change.

Per Share Information
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, including the weighted average impact of any shares of Common Stock issued and treasury stock acquired during the year from the date of issuance or repurchase and the dilutive effect of the Company’s Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock (“Class A Preferred Stock”), which is convertible into Common Stock.  Diluted earnings per share calculations also include the dilutive effect of common and preferred stock options.

	As of and for the Year Ended December 31,
	2007		2006	2005

Weighted average number of common shares outstanding-basic	5,251,355		5,534,981	5,972,180

Effect of dilution(1):
Conversion of Class A Preferred Stock	-	(1)	668,119	-	(1)
Exercise of stock options	-	(1)	67,104	-	(1)

Weighted average number of common shares outstanding-diluted	5,251,355		6,270,204	5,972,180

(1)
The Company had a loss for the years ended December 31, 2007 and 2005; the Class A Preferred Stock and options were therefore not included in the computation of earnings per share for the period as the effect would be anti-dilutive.  If the Company was required to include dilutive shares in its per share calculations, the number of Class A Preferred Stock dilutive shares for the year ended December 31, 2007 and December 31, 2005 would be 668,119 and 668,122, respectively and the number of dilutive options for the year ended December 31, 2007 and December 31, 2005 would be 65,192 and 90,769, respectively.

Accumulated Other Comprehensive Income (loss)

Accumulated Other Comprehensive Income (loss) consists of the following (in millions):

	December 31,
	2007	2006

Minimum pension liability, net of related income tax effects of $2.9 million	$0.4	$0.8
Unrealized gains (losses) on available-for-sale securities	(1.3)	0.6
Other	(0.3)	(0.4)
	$(1.2)	$1.0

2.         New Accounting Standards

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”  (“FIN No. 48”), which clarifies the accounting for uncertainty in income tax positions.  FIN No. 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that will more likely than not be sustained upon examination based on the technical merits of the position.  FIN No. 48 is effective for the Company’s calendar year beginning January 1, 2007.  Any cumulative effect recorded as a result of adopting FIN No. 48 would be recorded as an adjustment to opening retained earnings.  The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities; however, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, with no material impact on the Company’s consolidated financial statements.  The Company will begin the new disclosure requirements in the first quarter of 2008.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158"), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize through comprehensive income changes in the funded status in the year in which the changes occur. Additionally, it requires an employer to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions.  SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the fiscal year-end is not effective until fiscal years ending after December 15, 2008.  The Company adopted all requirements of SFAS No. 158 on December 31, 2006 and recognized a $2.1 million reduction of its liability.

The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008.  The Company will continue to evaluate the application of SFAS No. 159, and the Company currently does not expect there to be a material, if any, impact on our consolidated financial statements as a result of this adoption.

       In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R replaces FASB Statement No. 141, Business Combinations.  The statement retains the purchase method of accounting used in business combinations but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed.  In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141R on January 1, 2009 for acquisitions on or after this date.

3.      Segment Information and Other Items

Reportable Segments

As discussed in Note 1, the Company’s operations are organized and managed as distinct business units that offer different products and services and are managed separately through the Company’s subsidiaries.

The Company currently has two reportable segments (prior to the deconsolidation of the Debtors, it had three), and the accounting policies of the segments are described in Note 1.  The Company evaluates segment performance based on net sales, operating income excluding depreciation, depletion and amortization, and income before income taxes and minority interests.

Sales and operating income (loss) for each reportable segment is presented in the Consolidated Statement of Operations.  The amounts reflected in the “MGI” column represent the income, expenses, assets and other amounts in respect of MGI, on a stand-alone basis.   The amounts reflected in the “Corporate” column represent income, expenses, assets and other amounts not directly attributable to the reportable segments or MGI and also serve to reconcile the total of the reportable segments’ amounts to totals in the Company’s consolidated financial statements.

The following table presents financial information by reportable segment (in millions):

	Reportable Segments					Total	Reportable Segments
	Real Estate	Racing	MGI	Corporate		Excluding Debtors	Debtors(1)		Consolidated Total

Investment, interest and other income for the years ended:
December 31, 2007	$1.7	$0.1	$-	$(0.2)		$1.6	$0.1		$1.7
December 31, 2006	5.1	0.2	0.1	2.6		8.0	1.6		9.6
December 31, 2005	2.4	-	0.1	12.1	(2)	14.6	4.0	(3)	18.6

Selling, general and administrative expense for the years ended:
December 31, 2007	$13.9	$11.3	$1.9	$13.6	(4)	$40.7	$1.5		$42.2
December 31, 2006	17.7	8.8	4.4	5.4	(4)	36.3	20.0	(5)	56.3
December 31, 2005	23.1	8.6	4.0	15.8	(4)	51.5	20.8	(6)	72.3

Operating income (loss) for the years ended:
December 31, 2007	$(1.8)	$(8.1)	$(1.9)	$(13.9)		$(25.7)	$(2.2)		$(27.9)
December 31, 2006	37.4	(4.6)	(4.5)	425.4	(7)	453.7	(4.7)		449.0
December 31, 2005	89.0	(4.1)	(4.0)	(16.0)		64.9	(9.4)		55.5

Interest expense for the years ended:(8)
December 31, 2007	$17.0	$-	$-	$0.1		$17.1	$3.1		$20.2
December 31, 2006	17.3	-	-	(0.1)		17.2	70.5		87.7
December 31, 2005	17.4	-	-	0.2		17.6	60.6		78.2

Depreciation, depletion and amortization for the years ended:
December 31, 2007	$12.2	$1.6	$-	$0.2		$14.0	$0.9		$14.9
December 31, 2006	13.4	1.5	-	0.2		15.1	18.5		33.6
December 31, 2005	14.2	1.6	-	0.2		16.0	19.9		35.9

Income (loss) before income taxes for the years ended:
December 31, 2007	$(17.1)	$(8.0)	$(1.9)	$(14.2)		$(41.2)	$(5.2)		$(46.4)
December 31, 2006	25.2	(4.4)	(4.5)	428.2	(7)	444.5	(73.6)	(9)	370.9
December 31, 2005	74.0	(4.1)	(3.9)	(4.1)		61.9	(66.0)		(4.1)

Capital expenditures for the years ended:
December 31, 2007	$2.0	$2.9	$-	$0.1		$5.0	$-		$5.0
December 31, 2006	1.7	0.6	-	-		2.3	13.3		15.6
December 31, 2005	1.2	3.4	-	0.4		5.0	14.7		19.7

Total assets as of:
December 31, 2007	$281.5	$36.0	$-	$201.4		$518.9	$-		$518.9
December 31, 2006	299.5	36.4	0.9	232.1		568.9	441.0		1,009.9

Notes continued on next page

(1)	Results for the Debtors’ operations for 2007 have been included for the period from January 1, 2007, through January 18, 2007.
(2)	Includes a $4.3 million benefit to correct the cumulative effect of an overstatement of intercompany interest from 1995 to 2000 and $7.3 million of income from investments in limited partnerships.
(3)
Includes $3.1 million for settlement of a lawsuit filed by Palco against several insurance companies seeking reimbursement of settlement payments and defense costs related to a legal matter which was settled in 2002.

(4)
Includes stock-based compensation expense (benefit) of $0.3 million in 2007, $(2.0) million in 2006 and $3.7 million in 2005.  Also includes a $1.9 million charge in 2005 in connection with an environmental matter associated with a former subsidiary of the Company.

(5)	Includes severance costs of $1.5 million related to a reduction in workforce.
(6)	Includes severance costs of $0.7 million related to the closure of Palco’s Fortuna mill and $4.6 million of asset impairment charges.
(7)	2006 includes a $430.9 million reversal of net investment in Kaiser.
(8)	Interest expense also includes amortization of deferred financing costs.
(9)	Includes an $11.6 million gain from the sale of certain timberlands and other properties by Scopac and Palco.

Product Sales
The following table presents segment sales by primary products (in millions):

	Years Ended December 31,
	2007(1)	2006	2005

Real estate:
Real estate and development	$11.0	$69.8	$142.2
Resort, commercial and other operations	15.3	16.7	17.8
Commercial lease properties	18.4	18.4	18.3
Total real estate sales	$44.7	$104.9	$178.3

Racing:
Gross pari-mutuel commissions	$35.1	$37.1	$36.5
Other	11.7	9.5	9.8
Total racing sales	$46.8	$46.6	$46.3

Forest products:
Lumber, net of discount	$2.7	$121.6	$155.9
Logs	1.1	3.5	8.2
Wood chips	0.2	2.7	3.5
Cogeneration power	0.3	8.5	10.9
Other	0.1	3.7	3.3
Total forest products sales	$4.4	$140.0	$181.8

(1)	Results for the Debtors’ operations have been included for the period from January 1, 2007 through January 18, 2007.

Geographical Information
The Company’s forest products and racing operations are located in the United States.  The Company’s real estate operations are located in the United States and Puerto Rico.

Major Customers and Export Sales
For the years ended December 31, 2007, 2006 and 2005, sales to any one customer did not exceed 10% of consolidated revenues.  There were no export sales in 2007 and they were less than 1% of total revenues in 2006 and 2005.  Approximately 40% of the real estate segment’s 2005 revenue was attributable to five transactions.

4.         Cash, Cash Equivalents, Marketable Securities and Investments in Limited Partnerships

The following table presents cash, cash equivalents, marketable securities and other investments, in the aggregate (in millions):

	December 31,
	2007	2006

Cash and cash equivalents (including restricted amounts)	$73.7	$44.0
Marketable securities (including restricted amounts)	31.0	142.2
Investments in limited partnerships (current and long-term)	24.1	26.1
	128.8	212.3
Less: restricted cash and marketable securities	(5.9)	(51.3)
Unrestricted cash and marketable securities	$122.9	$161.0

    Cash Equivalents
Cash equivalents consist of highly liquid money market instruments with maturities of three months or less.  As of December 31, 2007 and 2006, the carrying amounts of the Company’s cash equivalents approximated fair value.

Restricted Cash, Cash Equivalents, Marketable Securities and Other Investments
Cash, cash equivalents, marketable securities and other investments include the following amounts which are restricted (in millions):

	December 31,
	2007	2006

Current:
Restricted cash and cash equivalents	$2.3		$3.6
Restricted marketable securities, held in SAR Account		(1)	39.5
	2.3		43.1

Non-Current:
Restricted Scopac Timber Notes and other amounts held in SAR Account		(1)	2.8
Other amounts restricted under the Scopac Indenture		(1)	2.5
Other long-term restricted amounts	3.6		5.7
Less: Amounts attributable to Scopac Timber Notes held in SAR Account		(1)	(2.8)
	3.6		8.2

Total restricted cash and cash equivalents and marketable securities	$5.9		$51.3

(1)	As a result of the deconsolidation of the Debtors, the Debtors’ amounts are not included in the consolidated total as of December 31, 2007.

Marketable Securities
Marketable securities consist of the following investments (in millions):

	December 31, 2007 (1)(2)
	Carrying Value	Aggregate Fair Value	Net Gains in AOCI	Net Losses in AOCI

Debt securities:
Maturities of less than one year	$6.3	$6.3	$-	$-
Maturities of one to five years	-	-	-	-
Auction Rate Securities	11.5	11.5	-	-
Equity securities and other investments	13.2	13.2	0.4	(1.7)
Total marketable securities	$31.0	$31.0	$0.4	$(1.7)

(1)	As a result of the deconsolidation of the Debtors, the Debtors’ amounts are not included in the consolidated total as of December 31, 2007.
(2)	There were no investments in a continuous unrealized loss position for 12 months or longer.

	December 31, 2006
	Carrying Value	Aggregate Fair Value	Net Gains in AOCI	Net Losses in AOCI

Debt securities:
Maturities of less than one year	$100.2	$100.2	$-	$-
Maturities of one to five years	6.2	6.2	-	-
Auction Rate Securities	26.5	26.5	-	-
Equity securities and other investments	9.3	9.3	0.6	-
Total marketable securities	$142.2	$142.2	$0.6	$-

Impairment Analysis
Available-for-sale securities are evaluated for impairment at the end of each reporting period and declines in value judged to be other-than-temporary are recognized and included in investment and interest income.  At December 31, 2007, the Company had $12.2 million of principal invested in auction rate securities. The auction rate securities held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities.  With the liquidity issues being experienced in global credit and capital markets, $6.7 million of the auction rate securities held by the Company at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.  The estimated market value of the Company’s auction rate securities holdings at December 31, 2007 was $11.5 million, which reflects a $0.7 million adjustment to the principal value of $12.2 million. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, the Company has recorded a pre-tax impairment charge of $0.7 million in the fourth quarter of 2007, reflecting the portion of auction rate securities holdings that the Company has concluded have an other-than-temporary decline in value.  Auction rate securities were classified in prior periods as current assets.  Given the uncertainties regarding when the Company will be able to liquidate its auction rate securities, the Company has classified its auction rate securities with failed auctions from currents to non-current other assets at December 31, 2007.

Investments in Limited Partnerships
The Company has an equity interest in several limited partnerships which invest in diversified portfolios of common stocks and equity securities, in addition to exchange traded options, futures, forward foreign currency contracts, and other arbitrage opportunities.  The Company’s ownership percentages in these partnerships are not significant.  Investment, interest and other income (expense), net, includes income (expense) from the Company’s investment in these partnerships for the years ended December 31, 2007, 2006 and 2005 of $(4.4) million, $(0.6) and $7.3 million, respectively.  In 2005, the investment income from one of the limited partnerships (of which the Company held a 1.5% ownership interest at December 31, 2005) exceeded 20% of the Company’s consolidated net income for that year.  In 2007, the investment income from the limited partnerships and joint ventures exceeded 10% of the Company’s consolidated net income for that year.  Accordingly, the aggregate summarized unaudited financial information for all limited partnerships is provided (in millions) (see Note 6 for joint venture summarized unaudited financial information):

	As of and for the Year Ended December 31,
	2007	2006	2005

Combined Statement of Operations:

Net income (loss)	$(1,157.2)	$(228.2)	$974.7

Combined Financial Position:

Current assets	$6,157.9	$10,361.2	$7,140.3
Total assets	$6,157.9	$10,361.2	$7,140.3

Current liabilities	$4,177.9	$6,131.9	$4,060.4
Partners' capital	1,980.0	4,229.3	3,079.9
Total liabilities and partners' capital	$6,157.9	$10,361.2	$7,140.3

Number of Individual Investments	6	4	2

         The above table reflects the aggregate summary financial data stated on a gross basis for all of the Company’s investments in limited partnerships; it is not intended to represent the Company’s proportionate share of ownership or underlying value in the investment partnerships.  At December 31, 2007, 2006 and 2005, the Company had varying ownership interests (ranging from less than 1% to as much as approximately 20%) in multiple investment partnerships.

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

The major classes of property, plant and equipment are as follows (dollar amounts in millions):

		December 31,
	Estimated Useful Lives	2007(1)	2006

Land and improvements	5 - 30 years	$78.5	$145.3
Buildings	5 - 40 years	211.6	267.6
Machinery and equipment	3 - 15 years	27.7	157.6
Construction in progress		1.1	1.0
		318.9	571.5
Less: Accumulated depreciation		(99.1)	(234.5)
		$219.8	$337.0

(1)	As a result of the deconsolidation of the Debtors, the Debtors’ amounts are not included in the consolidated total as of December 31, 2007.

Capital expenditures for property, plant and equipment were $5.0 million, $13.7 million and $17.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $14.5 million, $28.7 million, and $28.8 million, respectively.

6.         Investments in Unconsolidated Affiliates

RMCAL Development LP (Mirada Villas)
In April 2004, a subsidiary of the Company and a third party real estate development company formed a joint venture named RMCAL Development LP to develop a residential parcel located in the Company’s Mirada real estate development in Rancho Mirage California (“Mirada”).  The Company is accounting for the joint venture under the equity method.  In connection with the formation of the joint venture, the Company sold a 50% interest in the parcel for $4.5 million and contributed the remainder of the parcel to the joint venture in return for a 50% interest in the venture.

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

         In 2007, the investment income from the limited partnerships and joint ventures exceeded 10% of the Company’s consolidated net income for that year.  Accordingly, the aggregate summarized unaudited financial information for all joint ventures is provided (in millions) (see Note 4 for limited partnership summarized unaudited financial information):

	As of and for the Year Ended December 31,
	2007	2006	2005

Combined Statement of Operations:

Revenue	$21.1	$12.8	$3.4
Operating income	(0.6)	(1.5)	(2.0)
Net income (loss)	(0.6)	(1.4)	(2.0)

Combined Financial Position:

Current assets	$5.1	$5.9	$25.9
Noncurrent assets	48.9	53.6	18.0
Total assets	$54.0	$59.5	$43.9

Current liabilities	$3.1	$23.0	$3.0
Noncurrent liabilities	38.0	23.8	26.3
Partners' capital	12.9	12.7	14.6
Total liabilities and partners' capital	$54.0	$59.5	$43.9

7.         Debt

Principal amounts of outstanding debt consist of the following (in millions):

	December 31,
	2007		2006

7.56% Lakepointe Notes due June 8, 2021	$111.8		$113.5
7.03% Motel Notes due May 1, 2018	43.3		44.7
6.08% Beltway Notes due November 9, 2024	27.9		28.6
7.12% Palmas Notes due December 20, 2030	28.2		28.7
Other notes and contracts, primarily secured by receivables, buildings, real estate and equipment	5.3		4.8
Total principal outstanding	216.5		220.3

Forest products segment debt obligations(1):
Palco Revolving Credit Facility		(1)	24.1
Palco Term Loan		(1)	84.3
Scopac Line of Credit		(1)	36.2
6.55% Scopac Class A-1 Timber Notes		(1)	7.3
7.11% Scopac Class A-2 Timber Notes		(1)	243.2
7.71% Scopac Class A-3 Timber Notes		(1)	463.3
Other notes and contracts, primarily secured by receivables, buildings, real estate and equipment		(1)	0.5
Total principal outstanding		(1)	858.9

Less: Short-term borrowings and current maturities	(5.3)		(180.7)
Scopac Class A-1 Timber Notes held in the SAR Account, at par value		(1)	(2.8)
Discount on sale of Scopac Class A-2 Timber Notes held in SAR Account		(1)	(10.3)
	$211.2		$885.4

(1)	As a result of the deconsolidation of the Debtors, their debt amounts are not included in the consolidated total as of December 31, 2007.

Letters of Credit
At December 31, 2007, the Company’s real estate segment had letters of credit outstanding in the amount of $2.0 million to satisfy certain of the Company's liability insurance policy requirements.

Lakepointe Notes
In June 2001, Lakepointe Assets Holdings LLC (“Lakepointe Assets”), an indirect wholly owned subsidiary of the Company, financed the purchase of Lake Pointe Plaza, an office complex located in Sugarland, Texas, with $122.5 million principal amount of 7.56% non-recourse notes due June 8, 2021 (“Lakepointe Notes”).  The Lakepointe Notes are secured by operating leases, Lake Pointe Plaza, a $60.0 million residual value insurance contract, and a guaranty of all lease payments by the parent company of the current tenant.

Beltway Notes
In November 2002, Beltway Assets LLC (“Beltway Assets”), an indirect wholly owned subsidiary of the Company, financed the purchase of an office building located in Houston, Texas, with $30.9 million principal amount of 6.08% non-recourse notes due November 9, 2024 (“Beltway Notes”).  The Beltway Notes are secured by an operating lease, the building, and an $11.2 million residual value insurance contract.

Motel Notes
In December 2002, Motel Assets Holdings LLC (“Motel Assets”), an indirect wholly owned subsidiary of the Company, financed the purchase of a portfolio of sixteen motel properties located in ten different states with $49.4 million principal amount of 7.03% non-recourse notes due May 1, 2018 (“Motel Notes”).  The Motel Notes are secured by an operating lease, the properties, an $11.2 million residual value insurance contract and a guaranty of all lease payments by the parent company of the current tenant.

Palmas Country Club, Inc. Notes
In October 2000, Palmas Country Club, Inc., which owns two golf courses and other related assets, financed the construction and refurbishment of these assets with $30.0 million principal amount of 7.12% notes due December 20, 2030 (“Palmas Notes”).  The Palmas Notes are secured by the entity’s assets, a letter of credit, and cash reserves being held by the lender.

Contractual Maturities
Contractual maturities of consolidated outstanding indebtedness at December 31, 2007, are as follows (in millions):
	Years Ending December 31,
	2008	2009	2010	2011	2012	Thereafter

Lakepointe Notes	$1.8	$2.0	$2.1	$2.5	$3.0	$100.4
Motel Notes	1.8	2.2	2.3	2.5	2.7	31.8
Beltway Notes	0.7	0.8	0.8	0.8	0.9	23.9
Palmas Notes	0.5	0.5	0.6	0.6	0.7	25.3
Other	0.5	0.4	0.6	0.5	0.4	2.9
	$5.3	$5.9	$6.4	$6.9	$7.7	$184.3

        Capitalized Interest
There was no interest capitalized during 2007 or 2006.

Loan Covenants
Certain debt instruments restrict the ability of the Company’s subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

Estimated Fair Value
The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates.  At December 31, 2007, the estimated fair value of current and long-term debt was $206.9 million.  At December 31, 2006, the estimated fair value of the Company’s current and long-term debt, excluding the Debtors’ indebtedness, was $207.3 million.

8.         Income Taxes

The Company files a consolidated federal income tax return together with its domestic subsidiaries.

Income (loss) before income taxes, minority interests, discontinued operations and cumulative effect of accounting change by geographic area is as follows (in millions):
	Years Ended December 31,
	2007	2006	2005

Domestic	$(28.3)	$365.8	$(23.9)
Foreign	(18.1)	5.1	19.8
	$(46.4)	$370.9	$(4.1)

    Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country.  Certain income classified as foreign is subject to domestic income taxes.

The benefit (provision) for income taxes on income (loss) before income taxes and cumulative effect of an accounting change consists of the following (in millions):

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$-	$-	$-
State and local	(0.5)	-	1.1
Foreign	-	(1.8)	(0.6)
	(0.5)	(1.8)	0.5
Deferred:
Federal	-	-	-
State and local	-	4.2	(1.1)
Foreign	-	1.8	0.7
	-	6.0	(0.4)
	$(0.5)	$4.2	$0.1

A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before income taxes, minority interests and discontinued operations is as follows (in millions):
	Years Ended December 31,
	2007	2006	2005

Income (loss) before income taxes and cumulative effect of accounting change	$(46.4)	$370.9	$(4.1)

Amount of federal income tax benefit (expense) based upon the statutory rate	$16.2	$(129.8)	$1.4
Gain on reversal of net investment in Kaiser	-	150.8	-
Changes in valuation allowances and revision of prior years’ tax estimates	(16.1)	(20.9)	(1.3)
Foreign taxes, net of federal tax benefit	-	-	0.1
State and local taxes, net of federal tax effect	(0.5)	-	-
Effect of change in state tax code	-	4.2	-
Other	(0.1)	(0.1)	(0.1)
	$(0.5)	$4.2	$0.1

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

The components of the Company’s net deferred income tax assets (liabilities) are as follows (in millions):

	December 31,
	2007	2006

Deferred income tax assets:
Postretirement benefits other than pensions	$4.1	$4.8
Loss and credit carryforwards	252.0	181.0
Other liabilities	21.1	20.1
Real estate	9.1	9.3
Timber and timberlands	19.0	25.9
Other	15.8	15.6
Valuation allowances	(194.0)	(125.1)
Total deferred income tax assets, net	127.1	131.6
Deferred income tax liabilities:
Property, plant and equipment	(29.1)	(33.3)
Other	(8.1)	(8.4)
Total deferred income tax liabilities	(37.2)	(41.7)
Net deferred income tax assets	$89.9	$89.9

The Company evaluated all appropriate factors in determining the realizability of the $252.0 million in deferred tax assets attributable to loss and credit carryforwards.  These factors included any limitations on the use of loss and credit carryforwards, results of operations for 2007 and prior years, the reversal of deferred gains, other temporary differences, the year the carryforwards expire, and the levels of taxable income necessary for utilization.  Based on this evaluation, the Company provided valuation allowances of $68.9 million and $26.4 million related to loss and credit carryforwards in 2007 and 2006, respectively.  With respect to the $58.0 million of deferred tax assets attributable to loss and credit carryforwards for which a valuation allowance has not been provided, the Company believes that it is more likely than not that it will realize the benefit for these carryforwards.  A substantial portion of the Company's tax attributes would be utilized in connection with the various plans of reorganization that have been filed in the Bankruptcy Cases, however, due to inherent uncertainties in the outcome, no adjustments have been made to the valuation allowances.

The net deferred income tax assets in the above table do not include a $135.6 million federal tax benefit attributable to the economic loss resulting from the cancellation in 2006 of the Company’s equity in Kaiser.  For federal tax purposes, the Company’s basis in its Kaiser equity was $388.0 million, which resulted in a federal tax benefit of $135.6 million that was reported as a worthless stock deduction in the Company’s 2006 consolidated federal income tax return.  Because there is not a specific ruling that provides conclusive evidence that the asset will generate future economic benefit, the Company has not recorded the tax asset in its consolidated balance sheet.

		Expiring

Regular tax attribute carryforwards:
Net operating loss carryforwards	$739.3	2008-2027
Net capital loss carryforwards	252.7	2011
Alternative minimum tax credits	4.4	Indefinite
General business tax credits	3.4	2025-2026

Alternative minimum tax attribute carryforwards:
Net operating losses	750.3	2008-2027
Net capital loss carryforwards	252.7	2011

    On January 1, 2007, the Company adopted the provisions of FIN No. 48. The adoption of FIN No. 48 did not have a material impact on the Company's consolidated financial statements.

A tabular reconciliation of the total amounts (in absolute values) of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

Unrecognized tax benefits at January 1, 2007	$147.0
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	-
Increases in tax positions for current year	-
Settlements	(1.0)
Lapse in statute of limitations	-
Unrecognized tax benefits at December 31, 2007	$146.0

The Company has elected under FIN No. 48 to classify interest and penalties related to unrecognized tax benefits as income taxes in its financial statements. For the period ending December 31, 2007, there were no recognized or unrecognized interest or penalties related to unrecognized tax benefits.

The Company files U.S. federal income tax returns as well as income tax returns in various states and Puerto Rico. The tax years of 2001 to 2007 remain open to examination by the United States taxing jurisdictions and the tax years 2003 to 2007 remain open to examination by the Puerto Rican taxing jurisdiction. Additionally, any net operating losses that were generated in prior years and utilized in subsequent years may also be subject to examination by the taxing authorities.

The Company anticipates a significant change in the balance of recognized tax benefits within the next 12 months.  As discussed in Note 1, all of the plans of reorganization that have been filed in the Bankruptcy Cases would require the utilization of all or a substantial portion of, or the loss of a significant portion of, the Company’s net operating losses or other tax attributes for federal and state income tax purposes, and could result in MGI incurring significant tax liabilities.

9.         Employee Benefit and Incentive Plans

Pension and Other Postretirement Benefit Plans
The Company has two defined benefit plans: MAXXAM Parent’s pension plan (the “MAXXAM Pension Plan”), and MAXXAM’s Supplemental Employee Retirement Plan (collectively, the “Plans”).  The benefits are determined under formulas based on the employee’s years of service, age and compensation.  The Plans were frozen effective December 31, 2005; as a result, it is expected that these plans will continue, but no additional benefits will accrue to participants subsequent to December 31, 2005.

The Company has unfunded postretirement medical benefit plans that cover most of its employees.  Under the plans, employees are eligible for health care benefits upon retirement.  Retirees make contributions for a portion of the cost of their health care benefits.  The expected costs of postretirement medical benefits are accrued by each participating employer over the period their employees provide services to the date of their full eligibility for such benefits.  Postretirement medical benefits are generally provided through a self-insured arrangement.  The Company has not funded the liability for these benefits, which are expected to be paid out of cash generated by each participating employer’s operations.

The funded status of the MAXXAM Pension Plan and other postretirement benefit plans and the accrued benefit liability included in other long-term liabilities as of December 31, 2007 and 2006, respectively, were as follows (in millions):

	Pension Benefits		Medical/Life Benefits
	Years Ended December 31,
	2007 (1)	2006	2007(1)	2006

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$30.8	$98.2	$3.1	$10.3
Service cost	-	-	0.1	0.3
Interest cost	1.8	5.4	0.2	0.5
Actuarial (gain) loss	(0.4)	(6.2)	-	(0.8)
Curtailments, settlements and amendments	-	-	-	-
Benefits paid	(1.3)	(3.3)	(0.2)	(0.7)
Projected benefit obligation at end of year	$30.9	$94.1	$3.2	$9.6

Change in plan assets:
Fair value of plan assets at beginning of year	$25.1	$63.4	$-	$-
Actual return on assets	1.9	8.1	-	-
Employer contributions	1.1	11.0	0.2	0.7
Plan participants’ contributions	-	-	0.1	0.3
Benefits paid	(1.3)	(3.3)	(0.3)	(1.0)
Fair value of plan assets at end of year	$26.8	$79.2	$-	$-

Funded status:
Projected benefits obligation in excess of plan assets	$(4.2)	$(15.0)	$(3.3)	$(9.6)

(1)	As a result of the deconsolidation of the Debtors, the Debtors’ amounts are not included in this table for the year of 2007.

The following information is for the Plans as they have accumulated benefit obligations in excess of plan assets as of December 31, 2007 and 2006 (in millions):

	December 31,
	2007	2006

Projected benefit obligation	$30.9	$94.1
Accumulated benefit obligation	$30.9	$94.1
Fair value of plan assets	$26.8	$79.2

The components of pension and other postretirement medical benefits expense for the three years ended December 31, 2007, were as follows (in millions):

	Pension Benefits			Medical/Life Benefits
	Years Ended December 31,
	2007(1)	2006	2005	2007(1)	2006	2005

Components of net periodic benefit costs:
Service cost	$-	$-	$2.8	$0.1	$0.3	$0.4
Interest cost	1.8	5.4	5.6	0.2	0.5	0.5
Expected return on assets	(2.1)	(5.7)	(5.3)	-	-	-
Recognized net actuarial loss	-	0.3	0.7	-	-	-
Amortization of prior service costs	-	-	-	(0.1)	(0.2)	(0.2)
Net periodic benefit costs	(0.3)	-	3.8	0.2	0.6	0.7
Curtailments, settlements and other	-	-	(0.2)	-	-	(0.1)
Adjusted net periodic benefit costs	$(0.3)	$-	$3.6	$0.2	$0.6	$0.6

(1)	As a result of the deconsolidation of the Debtors, the Debtors’ amounts are not included in the consolidated total as of December 31, 2007.

The following table shows other changes in plan assets and benefits obligations recognized in other comprehensive income (in millions):

	Pension Benefits			Medical/Life Benefits

	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Net loss (gain)	$(0.3)	$-	N/A	$0.2	$0.6	N/A
Transition obligation (asset)	-	-	N/A	-	-	N/A
Prior service cost (credit)	-	-	N/A	-	(1.2)	N/A
Amortization of net loss (gain)	(0.2)	4.2	N/A	-	(0.9)	N/A
Amortization of transition obligation (asset)	-	-	N/A	-	-	N/A
Amortization of prior service cost	-	-	N/A	0.1	-	N/A

Total recognized in other comprehensive income	$(0.2)	$4.2	N/A	$0.1	$(2.1)	N/A
Total recognized in net periodic benefit cost and other comprehensive income	$(0.5)	$4.2	N/A	$0.3	$(1.5)	N/A

        There is no estimated net loss, transition obligation and prior service cost for the Plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.  The estimated net loss, transition obligation and prior service cost for the other postretirement medical/life benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0, $0 and $0.1 million, respectively.

        As a result of the deconsolidation of the Debtors, the Debtors’ amounts are not included in this table for the year of 2007.  With respect to 2006, the projected benefit obligation under Palco’s pension plan was $63.1 million as of December 31, 2006.  The projected benefit obligation exceeded Palco’s fair value of plan assets by $9.0 million as of December 31, 2006.  The postretirement medical/life benefit obligation attributable to Palco’s plan was $6.4 million as of December 31, 2006.  The postretirement medical/life benefit liability recognized in the Company’s Consolidated Balance Sheet attributable to Palco’s plan was $6.4 million as of December 31, 2006.  There were no net periodic pension costs attributable to Palco’s pension plan for the years ended December 31, 2006 and $2.5 million for the year ended December 31, 2005. Included in the net periodic postretirement medical/life benefit cost is $0.5 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively, attributable to Palco’s plans.

Amounts recognized in the consolidated statements of financial position consist of (in millions):

	Pension Benefits		Medical/Life Benefits
	Years Ended December 31,
	2007(1)	2006	2007(1)	2006

Current liabilities	$0.3	$0.3	$0.2	$0.4
Noncurrent liabilities	3.9	14.7	3.1	9.1
	$4.2	$15.0	$3.3	$9.5

(1)	As a result of the deconsolidation of the Debtors, the Debtors’ amounts are not included in the consolidated total as of December 31, 2007.

Amounts recognized in consolidated accumulated other comprehensive income consist of (in millions):

	Pension Benefits			Medical/Life Benefits
	Years Ended December 31,
	2007		2006	2007		2006

Net actuarial (gain) loss	$0.8	(1)	$4.2	$(0.4)	(1)	$(0.9)
Prior service cost	-		-	(0.7)	(2)	(1.2)
	$0.8		$4.2	$(1.1)		$(2.1)

(1)        It is expected that none of this amount will be amortized into income in 2008.
(2)         It is expected that $0.1 million will be amortized into income in 2008.

The measurement date used for the MAXXAM Pension Plan and the Company’s postretirement benefit plans was December 31, 2007.  The underlying assumptions of these plans for the three years ended December 31, 2007, were as follows (in millions):

Pension Benefits							Medical/Life Benefits
Years Ended December 31,
2007			2006		2005		2007	2006	2005

Weighted-average assumptions:
Discount rate used to determine benefit obligation	6.125%		6.0%		5.625%		6.125%	6.0%	5.625%
Discount rate used to determine net periodic benefit cost	6.0%		5.625%		5.875%		6.0%	5.625%	5.875%
Expected return on plan assets	8.75%		8.75%		8.75%		-	-	-
Rate of compensation increase	-	(1)	-	(1)	-	(1)	-	-	-

(1)         Not applicable as the Plans were frozen effective December 31, 2005.

The average annual assumed rate of increase in the per capita cost of covered benefits under the Company’s postretirement medical plans (i.e., health care cost trend rate) for 2008 is 9.0% for all participants.  The rate of increase is assumed to decline gradually to 5.0% in 2012 for all participants and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates as of December 31, 2007 would have the following effects (in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease

Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on the postretirement benefit obligations	0.4	(0.4)

The MAXXAM Pension Plan’s investments are held under a trust agreement with an independent trustee. The MAXXAM Pension Plan’s Investment Committee establishes the investment policies for the plan’s assets and have selected certain investment funds maintained by the trustee (or its affiliates and third parties) for investment of plan assets.  The Investment Committee also determines the portion of plan assets to be invested in such funds.  The trustee’s affiliates or third parties select the investment managers for these funds and the portion of each fund to be managed by the respective investment managers.  The investment managers in turn determine in which equity, debt and/or other securities the assets under their direction will be invested.  Actual investment results achieved by the investment funds are reviewed by the Investment Committee on a periodic basis.  As of December 31, 2007, the Investment Committee’s target asset allocation was 70% for equity securities and 30% for fixed income securities for the MAXXAM Pension Plan.

The weighted-average asset allocations for each of the pension plans at December 31, 2007 and 2006, by asset category are as follows:

	Years Ended December 31,
	2007	2006

Asset Category:
Equity securities	70%	70%
Debt securities	30%	30%
Total	100%	100%

    The expected rate of return on plan assets assumption, used in the determination of net periodic pension cost, will be 8.75% for 2008.  The Company’s rate of return assumption is based on historical returns on plan assets and the expected long-term returns for the asset allocation targets in place at December 31, 2007.

The Company’s funding policy is to make annual contributions to its plan which equal or exceed the minimum funding requirements of ERISA.  The Company is in compliance with this policy.  An assumed long-term rate of return on plan assets of 8.75% was used in the determination of the ERISA minimum funding requirements for the plan years ended December 31, 2007 and 2006.  Expected funding requirements for the MAXXAM Pension Plan for 2008 is approximately $0.6 million.  Expected funding requirements for postretirement medical benefits for 2008 are approximately $0.2 million.

The Company also has an unfunded Supplemental Executive Retirement Plan that provides certain key employees defined pension benefits that supplement those provided by the MAXXAM Pension Plan.  The Company had $3.2 million and $3.5 million accrued as projected benefit obligations in the Consolidated Balance Sheet for such plan at December 31, 2007 and 2006, respectively.  This plan was frozen effective December 31, 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in respect of the Company’s pension and postretirement benefit plans (in millions):

Years Ended December 31,	Pension Benefits	Medical/ Life Benefits

2008	$1.7	$0.2
2009	1.8	0.2
2010	1.8	0.2
2011	1.8	0.2
2012	2.0	0.2
Years 2013-2017	10.1	1.2

Savings and Incentive Plans
The Company has two defined contribution savings plans designed to enhance the existing retirement programs of participating employees.  Effective January 1, 2006, new company–paid benefits were added to the defined contribution savings plans.  The new company paid benefits, when combined with the participating employer matching contribution, provide up to 17% of participants, eligible compensation in the form of additional employer contributions.  Effective January 1, 2006, the Company established a Supplemental Savings Plan (“SSP”) in order to provide certain participants in the MAXXAM Savings Plan with retirement benefits they would have received under the MAXXAM Savings Plan were it not for the limits on benefits imposed by section 415(c) and section 401(a)(17) of the Internal Revenue Code.  Employer contributions for all of these plans were $0.7 million, $3.0 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

10.         Commitments, Regulatory and Environmental Factors and Contingencies

Commitments
The Company leases certain facilities and equipment under operating leases.  Minimum rental commitments under operating leases at December 31, 2007, are as follows:

Years Ended December 31,	(In millions)

2008	$1.2
2009	1.4
2010	1.2
2011	0.9
2012	0.8
Thereafter	1.0
Total minimum lease payments	$6.5

Rental expense for operating leases was $1.6 million, $3.8 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company owns certain commercial properties which are leased to tenants under operating leases.  Lease terms average 20 years.  Minimum rentals on operating leases are contractually due as follows:

Years Ended December 31,	(In millions)

2008	$17.8
2009	18.0
2010	18.0
2011	18.3
2012	18.5
Thereafter	153.3
Total minimum rentals	$243.9

Contingencies
The following describes certain legal proceedings in which the Company or its subsidiaries are involved.  The Company and certain of its subsidiaries are also involved in various claims, lawsuits and other proceedings not discussed herein which relate to a wide variety of matters.  Uncertainties are inherent in the final outcome of those and the below described matters, and it is presently impossible to determine the resolution of these matters or the actual costs that ultimately may be incurred.

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

MAXXAM Inc. Litigation

This section describes certain legal proceedings in which MAXXAM Parent is involved.  The term “Company,” as used in this section, refers to MAXXAM Parent, except where reference is made to the Company’s consolidated financial position, results of operations or liquidity.

OTS Contingency and Related Matters

In December 1995, the United States Department of Treasury’s Office of Thrift Supervision (the “OTS”)  initiated a formal administrative proceeding (the “OTS action”) against the Company and others alleging, among other things, misconduct by the Company and certain of its affiliated persons (the “Respondents”) and others with respect to the failure of United Savings Association of Texas (the “USAT”).  The OTS sought damages ranging from $326.6 million to $821.3 million under various theories.  Following 110 days of proceedings before an administrative law judge during 1997-1999, and over two years of post-trial briefing, on September 12, 2001, the administrative law judge issued a recommended decision in favor of the Respondents on each claim made by the OTS.  On October 17, 2002, the OTS action was settled for $0.2 million with no admission of wrongdoing on the part of the Respondents.

As a result of the dismissal of the OTS action, a related civil action, alleging damages in excess of $250 million, was subsequently dismissed.  This action, entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (the “FDIC action”), was originally filed by the Federal Deposit Insurance Corporation (the “FDIC”) in August 1995 against Mr. Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).

In May 2000, the Respondents filed a counterclaim to the FDIC action in the U.S. District Court in Houston, Texas (No. H95-3956).  In November 2002, the Respondents filed an amended counterclaim and an amended motion for sanctions (collectively, the “Sanctions Motion”).  The Sanctions Motion states that the FDIC illegally paid the OTS to bring the OTS action against the Respondents and that the FDIC illegally sued for an improper purpose (i.e., in order to acquire timberlands held by a subsidiary of the Company).  The Respondents are seeking as a sanction to be made whole for the attorneys’ fees they have paid (plus interest) in connection with the OTS and FDIC actions.  As of December 31, 2007, such fees were in excess of $41.2 million.  The District Court in August 2005 ruled on the Sanctions Motion, ordering the FDIC to pay the Respondents $72.3 million (including interest).  The District Court’s award was divided into various components consisting of the costs, and interest, incurred by the Respondents in connection with the OTS action (approximately $56.9 million), the FDIC action (approximately $14.1 million), and certain ancillary proceedings (approximately $1.2 million).

        The FDIC subsequently appealed the District Court’s decision to the U.S. Fifth Circuit Court of Appeals.  On April 3, 2008, the Fifth Circuit issued its decision with respect to the FDIC’s appeal.  While the Circuit Court reversed the District Court’s award of sanctions in respect of the OTS action, it upheld the District Court’s finding of sanctionable conduct by the FDIC in connection with the FDIC action and the ancillary proceedings.  The Circuit Court returned the case to the District Court for further proceedings regarding the proper amount of sanctions in respect of the FDIC action and the ancillary proceedings, such amount to be based upon that portion of the Respondents’ costs that resulted from the harassing, delaying and other improper tactics of the FDIC (up to $15.3 million).  The District Court’s award has not been accrued as of December 31, 2007 or December 31, 2006.  There can be no assurance that the Company will ultimately collect this award.

Forest Products Related Litigation

In November 2002, two similar actions entitled Alan Cook, et al. v. Gary Clark, et al. (the “Cook action”) and  Steve Cave, et al. v. Gary Clark, et al. (the “Cave action”) (Nos. DR020718 and DR020719, respectively) were filed in the Superior Court of Humboldt County, California.  The original defendants in these actions included certain of the Debtors, the Company, as well as certain affiliates such as Mr. Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).  The Cook action alleges, among other things, that Palco’s logging practices have contributed to an increase in flooding along Freshwater Creek (which runs through Palco’s timberlands), resulting in personal injury and damages to the plaintiffs’ properties.  Plaintiffs further allege that in order to have timber harvest plans approved in the affected areas, the defendants engaged in certain unfair business practices.  The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure the watershed is restored.  The Cave action contains similar allegations and requests relief similar to the Cook action with respect to the Elk River watershed (a portion of which is contained on Palco’s timberlands).  In October 2005, an action entitled Edyth Johnson, et.al v. Charles E. Hurwitz, an individual; MAXXAM Inc. et al. (No. DR040720) (the “Johnson action”) was filed in Humboldt County Superior Court and contains allegations and requests relief similar to the Cave and Cook actions with respect to the Elk River watershed. The original defendants in the Johnson action included certain of the Debtors, the Company as well as certain affiliates such as Mr. Hurwitz.  On February 1, 2008, the plaintiffs settled the Cave, Cook and Johnson actions as to the Company’s subsidiaries that are in bankruptcy.  The actions will proceed as to the Company, as well as certain affiliates such as Mr. Hurwitz.  The Company does not believe the resolution of these actions should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

On December 7, 2006, an action entitled State of California, ex rel. Richard Wilson and Chris Maranto v. MAXXAM Inc., The Pacific Lumber Company, Scotia Pacific Company, LLC, Salmon Creek LLC, Charles E. Hurwitz and Does 1 through 50 (No. CGC-06-458528) (the “Wilson state action”) was filed under seal in the Superior Court of San Francisco, California, and on the same day, an action entitled United States of America ex rel. Richard Wilson and Chris Maranto v. MAXXAM Inc., The Pacific Lumber Company, Scotia Pacific Company, LLC, Salmon Creek LLC and Charles E. Hurwitz (No. C 06 7497 CW) (the “Wilson federal action”) was filed under seal in the U.S. District Court for the Northern District of California.  The original defendants in the Wilson actions included certain of the Debtors, the Company and Mr. Hurwitz.  The Wilson actions allege violations of the California False Claims Act and the Federal False Claims Act, respectively, and are qui tam actions (actions ostensibly brought by the government, but on the information and at the instigation of a private individual, who would receive a portion of any amount recovered).  As the State of California declined to participate in the Wilson state action and the United States declined to participate in the Wilson federal action, the seal on each case was lifted and the private individuals are entitled to proceed with the suits.  Both suits allege that the defendants made false claims by submitting to a California agency a sustained yield plan misrepresenting as sustainable the projected harvest yields of the timberlands of Palco and Scopac.  The remedies being sought are actual damages (essentially based on over $450.0 million of cash and timberlands transferred by the United States and California in exchange for various timberlands purchased from Palco and its subsidiaries), treble damages and civil penalties of up to $10,000 for every violation of the California False Claims Act and the Federal False Claims Act, respectively.  On February 28, 2008, the plaintiffs settled the Wilson actions as to the Company’s subsidiaries that are in bankruptcy.  The actions will proceed as to the Company and Mr. Hurwitz.  There can be no assurance that the Wilson actions will not have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity.

Forest Products

Bankruptcy Proceedings

See Note 1 for a discussion of the Debtors’ reorganization proceedings.

Other Legal Proceedings

Various pending judicial and administrative proceedings could adversely affect the ability of the Debtors to carry out operations.  While these legal proceedings are, in general, stayed as against the Debtors while the companies are in bankruptcy, such proceedings could proceed against the Debtors if the stay is modified by the Bankruptcy Court, if the Bankruptcy Cases are dismissed, or in certain circumstances, upon the emergence of the companies from bankruptcy.

Other Matters

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

11.         Stockholders’ Deficit

Restricted Stock
The Company issued 256,808 shares of restricted Common Stock in 1999.  The restricted shares are subject to certain provisions limiting their ability to be sold that lapse in 2014.

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

In 2002, the Company adopted the MAXXAM 2002 Omnibus Employee Incentive Plan (“2002 Omnibus Plan”). 700,000 shares of Common Stock and 70,000 shares of Class A Preferred Stock are reserved for awards pursuant to the 2002 Omnibus Plan, of which 89,254 and 70,000 shares, respectively, were available to be awarded at December 31, 2007.  The 2002 Omnibus Plan replaced the MAXXAM 1994 Omnibus Plan (“1994 Omnibus Plan”).  Any shares which were not then already the subject of grants under the 1994 Omnibus Plan are no longer available to be awarded.

Concurrent with the adoption of the 1994 Omnibus Plan, the Company adopted the MAXXAM 1994 Non-Employee Director Plan (“1994 Director Plan”).  35,000 shares of Common Stock are reserved for awards under the 1994 Director Plan, of which 12,300 were available to be awarded at December 31, 2007.

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

The following table illustrates the pro forma effect on net loss and loss per share for the year ended December 31, 2005, had the Company accounted for its grants under the fair value method of accounting at the time of issuance (in millions, except per share information).

Year ended December 31, 2005

Net loss, as reported	$(4.0)
Add: Non-cash stock-based employee compensation expenses included in net income (loss), net of related tax effects	3.7
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.7)
Pro forma net loss	$(4.0)

Basic and diluted loss per share:
As reported	$(0.66)
Pro forma	(0.67)

The fair value of grants is determined using a Black-Scholes option-pricing model.  The following assumptions apply to the options granted through the periods presented.

	Years Ended December 31,
	2007	2006	2005

Expected volatility	25%	33%	38%
Expected dividends	-	-	-
Expected term (in years)	7.44	6.20	6.44
Risk-free rate	3.45%	4.70%	4.35%

   Expected volatilities are based on historical volatility of the Company’s Common Stock.  The dividend yield on the Company’s Common Stock is assumed to be zero since the Company has not paid dividends in the past five years and has no current plans to do so. The expected term represents the period of time that the options granted are expected to remain outstanding based on historical experience.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the reporting date.

A summary of activity under the Company’s stock option plans during 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Balance at January 1, 2007	1,081,853	$25.52
Granted	77,625	27.08
Exercised	(37,652)	17.00
Forfeited or expired	(102,740)	43.76
Balance at December 31, 2007	1,019,086	$24.11	5.33	$7.5
Exercisable at December 31, 2007	768,420	$22.78	4.32	$7.0

   A summary of activity under the Company’s stock option plans during 2006 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Balance at January 1, 2006	1,114,306	$25.06
Granted	94,300	27.93
Exercised	(42,744)	16.76
Forfeited or expired	(84,009)	26.65
Balance at December 31, 2006	1,081,853	$25.52	5.50	$8.5
Exercisable at December 31, 2006	796,261	$25.38	4.52	$7.1

The Company has recognized a liability for stock-based compensation in the amount of $7.1 million at December 31, 2007 and $7.2 million at December 31, 2006.  Total compensation cost for share-based payment arrangements for the year ended December 31, 2007, was $0.3 million.  As of December 31, 2007, total estimated compensation related to non-vested grants not yet recognized is $2.3 million, although the Company may ultimately not have to pay all of such amount, and the weighted average period over which it is expected to be recognized is 3.0 years.  During the year ended December 31, 2007, options with an intrinsic value of $0.6 million were exercised, resulting in cash payments of $0.4 million, (the difference between the market price of the Common Stock on the exercise date and the exercise prices of the options exercised).  During the year ended December 31, 2006, options with an intrinsic value of $0.5 million were exercised, resulting in cash payments of $0.4 million.  There were 114,151 options with a fair value of $1.4 million, and 99,611 options with a fair value of $1.4 million vested during the years ended December 31, 2007 and 2006, respectively. Options granted during the years ended December 31, 2007 and 2006 had a grant date fair value of $0.8 million and $1.2 million, respectively.  As all of the 2007 and 2006 exercises were of SARs, which were settled in cash, rather than through the issuance of shares of Common Stock, there is no impact on outstanding Common Stock or additional paid in capital.

The following table summarizes information about stock options outstanding as of December 31, 2007:

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

From $9.40 to $15.88	278,210	4.13	$12.14	278,210	$12.14
From $16.38 to $19.72	300,976	4.82	18.69	272,920	18.59
From $22.58 to $45.50	352,300	7.89	31.08	129,690	34.22
From $50.50 to $62.00	87,600	0.56	52.71	87,600	52.71
	1,019,086	5.33	24.11	768,420	22.78

Rights
On December 15, 1999, the Board of Directors of the Company declared a dividend to its stockholders consisting of (i) one Series A Preferred Stock Purchase Right (“Series A Right”) for each outstanding share of Class A Preferred Stock and (ii) one Series B Preferred Stock Purchase Right (“Series B Right”) for each outstanding share of Common Stock.  The Series A Rights and the Series B Rights are collectively referred to herein as the “Rights.”  The Rights are exercisable only if a person or group of affiliated or associated persons (an “Acquiring Person”) acquires beneficial ownership, or the right to acquire beneficial ownership, of 15% or more of the Company’s Common Stock, or announces a tender offer that would result in beneficial ownership of 15% or more of the outstanding Common Stock.  Any person or group of affiliated or associated persons who, as of December 15, 1999, was the beneficial owner of at least 15% of the outstanding Common Stock will not be deemed to be an Acquiring Person unless such person or group acquires beneficial ownership of additional shares of Common Stock (subject to certain exceptions).  Each Series A Right, when exercisable, entitles the registered holder to purchase from the Company one share of Class A Preferred Stock at an exercise price of $165.00.  Each Series B Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company’s new Class B Junior Participating Preferred Stock, with a par value of $0.50 per share (“Junior Preferred Stock”), at an exercise price of $165.00 per one-hundredth of a share.  The Junior Preferred Stock has a variety of rights and preferences, including a liquidation preference of $75.00 per share and voting, dividend and distribution rights which make each one-hundredth of a share of Junior Preferred Stock equivalent to one share of Common Stock.

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

Shares Reserved for Issuance
At December 31, 2007, the Company had 2,617,907 shares of Common Stock and 808,119 shares of Class A Preferred Stock reserved for future issuances in connection with various options, convertible securities and other rights, as described above.

Voting Control
As of December 31, 2007, Mr. Charles E. Hurwitz beneficially owned (exclusive of securities acquirable upon exercise of stock options but inclusive of securities as to which Mr. Hurwitz disclaims beneficial ownership) directly and through various entities (principally Gilda Investments, LLC, a wholly owned subsidiary of Giddeon Holdings, Inc.) an aggregate of 99.2% of the Company’s Class A Preferred Stock and 54.5% of the Company’s Common Stock (resulting in combined voting control of approximately 79.5% of the Company).  Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of the Company and President and Director of Giddeon Holdings, Inc.  Giddeon Holdings, Inc. is wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.

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

At the Company’s Palmas development, there were two sales in 2006 that generated revenues aggregating $16.0 million.  Sales at Palmas were $40.1 million in 2006, as compared to $54.4 million in 2005.

13.         Supplemental Cash Flow and Other Information

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Interest paid, net of capitalized interest	$16.4	$81.1	$73.5
Income taxes paid, net	-	1.5	0.3

14.         Quarterly Financial Information (Unaudited)

Summary quarterly financial information for the years ended December 31, 2007 and 2006 is as follows (in millions, except share information):

	Three Months Ended
	March 31(1)	June 30	September 30	December 31

2007:
Sales	$28.7	$23.3	$23.0	$20.9
Operating loss	(6.1)	(4.3)	(7.6)	(9.9)
Loss before income taxes	(12.3)	(6.7)	(10.5)	(16.9)
Net loss	(12.3)	(6.7)	(10.5)	(17.4)

Basic loss per common and common equivalent share(2)	$(2.33)	$(1.28)	$(2.00)	$(3.32)
Diluted loss per common and common equivalent share (2)	$(2.33)	$(1.28)	$(2.00)	$(3.32)

2006:
Sales	$80.2	$63.5	$77.8	$70.0
Operating income (loss)	6.3	2.0	443.5 (3)	(2.8)
Income (loss) before income taxes	(9.5)	(15.4)	418.7 (3)	(22.9)
Net income (loss)	(10.2)	(11.2)	418.7 (3)	(22.9)

Basic net income (loss), after cumulative effect of accounting change, per common and common equivalent share(2)	$(1.59)	$(1.97)	$79.61	$(4.36)

Diluted net income (loss), after cumulative effect of accounting change, per common and common equivalent share(2)	$(1.59)	$(1.97)	$69.32	$(4.36)

(1)	Results for the Debtors’ operations have been included for the period from January 1, 2007 through January 18, 2007.
(2)
The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

(3)	Includes gain of $430.9 million related to reversal of the Company’s net investment in Kaiser.

15.         Subsequent Events

During the first quarter of 2008, an indirect wholly-owned subsidiary of the Company provided $7.2 million of liquidity to Palco in the form of log and lumber purchases.

In March 2008, the Company purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate price of $20.1 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2007, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2007, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2007 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2007 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included herein.

Changes in Internal Control Over Financial Reporting

         There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MAXXAM Inc., Houston, Texas

We have audited the internal control over financial reporting of MAXXAM Inc. and subsidiaries (the "Company") as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of operations, cash flows, and stockholders’ deficit for the year then ended.   Our report dated April 28, 2008 expressed an unqualified opinion on those financial statements based on our audit and the report of other auditors and included an explanatory paragraph regarding the ability of the Company to continue as a going concern.

DELOITTE & TOUCHE LLP

Houston, Texas
April 28, 2008

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

MAXXAM INC.

Date: April 29, 2008	By:	CHARLES E. HURWITZ
Charles E. Hurwitz Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 29, 2008	By:	SHAWN M. HURWITZ
Shawn M. Hurwitz Co-Vice Chairman of the Board and President

Date: April 29, 2008	By:	J. KENT FRIEDMAN
J. Kent Friedman Co-Vice Chairman of the Board and General Counsel

Date: April 29, 2008	By:	M. EMILY MADISON
M. Emily Madison Vice President, Finance and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Date: April 29, 2008	By:	ROBERT J. CRUIKSHANK
Robert J. Cruikshank Director

Date: April 29, 2008	By:	EZRA G. LEVIN
Ezra G. Levin Director

Date: April 29, 2008	By:	STANLEY D. ROSENBERG
Stanley D. Rosenberg Director

Date: April 29, 2008	By:	MICHAEL J. ROSENTHAL
Michael J. Rosenthal Director

INDEX OF EXHIBITS

Exhibit Number	Description

3.1
Restated certificate of incorporation of the Company (conformed to include all amendments and certificates of designation thereto and incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.2
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Rights of the Company’s Class B Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989)

3.3
Certificate of Designations of Class A $.05 Non-Cumulative Participating Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

3.4	Amended and Restated By-laws of the Company, dated March 30, 2000 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
4.1
Rights Agreement, dated December 15, 1999, by and between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2000)

Note: Pursuant to Regulation § 229.601, Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company

10.1
Loan Agreement, dated June 28, 2001, between Lakepointe Assets LLC and Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 4.2 to MGHI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; File No. 333-18723; the “MGHI June 2001 Form 10-Q”)

10.2	Promissory Note, dated June 28, 2001, between Lakepointe Assets LLC and Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 4.3 to the MGHI June 2001 Form 10-Q)
10.3	Lease Agreement, dated June 28, 2001, between Lakepointe Assets LLC and Fluor Enterprises Inc. (incorporated herein by reference to Exhibit 10.1 to the MGHI June 2001 Form 10-Q)
10.4	Guarantee of Lease dated June 28, 2001, between Fluor Corporation and Lakepointe Assets LLC (incorporated herein by reference to Exhibit 10.2 to the MGHI June 2001 Form 10-Q)
*10.5	Loan Agreement, dated April 30, 1998, between Nomura Asset Capital Corporation and M-Six Penvest II Business Trust
*10.6
Indenture, Mortgage, Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Rents and Leases, dated April 30, 1998, among Nomura Asset Capital Corporation and the owners of the properties subject to the M-Six Indenture

*10.7	Amendment No. 1 to Indenture and Other Operative Documents, dated September 1, 1998, among Nomura Asset Capital Corporation and the property owners party thereto
*10.8	Amendment No. 2 to Indenture and Other Operative Documents, dated September 1, 1998, among Nomura Asset Capital Corporation and the property owners party thereto
*10.9
Class A Promissory Note, dated April 30, 1998, executed by M-Six Penvest II Business Trust, M-Six Penvest II Business Trust (LA), and M-Six Penvest II Business Trust (NEV.) in favor of The Capital Company of America LLC and Nomura Asset Capital Corporation

*10.10
Class B Promissory Note, dated April 30, 1998, executed by M-Six Penvest II Business Trust, M-Six Penvest II Business Trust (LA), and M-Six Penvest II Business Trust (NEV.) in favor of The Capital Company of America LLC and Nomura Asset Capital Corporation

*10.11
Lease Agreement, dated April 30, 1998 (the “M-Six Lease”), among Universal Commercial Credit Leasing III, Inc. and M-Six Penvest II Business Trust and the other owners of the properties subject to the M-Six Lease

*10.12	Lease Guaranty, dated April 30, 1998, executed by Accor in favor of M-Six Penvest II Business Trust and the other owners of the properties subject to the M-Six Lease
*10.13	Purchase Agreement, dated November 12, 2002, between USRA Leveraged Net Lease, LLC and Motel Assets Holdings LLC
*10.14
Lender’s Consent to Transfer, dated December 5, 2002, among, LaSalle Bank National Association, as Trustee for BH Finance LLC Trust, Credit Lease Loan Pass-Through Certificates, Series 2000-A Pools V-IX; LaSalle Bank National Association, as Trustee for Capco America Securitization Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-D7; M-Six Penvest II Business Trust; M-Six Penvest II Business Trust (LA); USRA Leveraged Net Lease, LLC; and Motel Assets Holdings LLC

10.15 to 10.18	[Reserved]
*10.19	Loan Agreement, dated November 19, 2002, between Beltway Assets LLC and Legg Mason Real Estate Services, Inc.
*10.20	Indemnity and Guarantee Agreement, dated November 19, 2007, by and between Beltway Assets Holdings LLC and Legg Mason Real Estate Services, Inc.
*10.21	Promissory Note, dated November 18, 2002, executed by Beltway Assets LLC in favor of Legg Mason Real Estate Services, Inc.
*10.22	Lease Agreement, dated November 19, 2002, between Beltway Assets LLC and Cooper Cameron Corporation
10.23 to 10.27	[Reserved]
*10.28	Loan Agreement, dated October 26, 2000, between the Puerto Rico Industrial Tourist, Educational, Medical and Environmental Control Facilities Financing Authority and Palmas Country Club, Inc.
*10.29	Letter of Credit and Reimbursement Agreement, dated as October 26, 2000, between the Puerto Rico Tourism Development Fund and Palmas Country Club, Inc.
*10.30	Letter of Credit, dated October 26, 2000, issued by the Puerto Rico Tourism Development Fund or the benefit of Palmas Country Club, Inc.
*10.31
Trust Agreement, dated October 26, 2000, between the Puerto Rico Industrial Tourist, Educational, Medical and Environmental Control Facilities Financing Authority and PaineWebber Trust Company of Puerto Rico

10.32 to 10.35	[Reserved]
10.36
Stock Purchase Agreement, dated May 25, 2006, among the Company, Scion Qualified Value Fund and Scion Value Fund (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2006)

10.37
Stock Purchase Agreement, dated March 11, 2008, among the Company, Luxor Capital partners, LP and Luxor Capital Partners Offshore, Ltd. (incorporated herein by reference 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2008)

10.38
Tax Allocation Agreement (the “MGHI Tax Allocation Agreement”), dated December 23, 1996, between the Company and MGHI (incorporated herein by reference to Exhibit 10.1 to MGHI’s Registration Statement on Form S-4; Registration No. 333-18723)

10.39
Amendment of MGHI Tax Allocation Agreement, dated December 31, 2001 (incorporated herein by reference to Exhibit 10.2 to MGHI’s Annual Report on Form 10-K for the year ended December 31, 2001; File No. 333-18723; the “MGHI 2001 Form 10-K”)

10.40
Tax Allocation Agreement (the “MGI Tax Allocation Agreement”), dated August 4, 1993, between the Company and MGI (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to MGI’s Registration Statement on Form S-2; Registration No. 33-56332)

10.41	Amendment of MGI Tax Allocation Agreement, dated December 31, 2001, between the Company and MGI (incorporated herein by reference to Exhibit 10.4 to the MGHI 2001 Form 10-K)
10.42
Tax Allocation Agreement, dated May 21, 1988, among the Company, MGI, Palco and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Palco’s Annual Report on Form 10-K for the year ended December 31, 1988; File No. 1-9204)

10.43
Tax Allocation Agreement (the “Palco Tax Allocation Agreement”), dated March 23, 1993, among Palco, Scotia Pacific Holding Company, Salmon Creek Corporation and the Company (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 of Scotia Pacific Holding Company; Registration No. 33-55538)

10.44	Amendment of Palco Tax Allocation Agreement, dated December 31, 2001 (incorporated herein by reference to Exhibit 10.7 to the MGHI 2001 Form 10-K)
10.45
Tax Allocation Agreement, dated February 9, 2004, among Britt, Palco, MGI and the Company (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.46 to 10.50	[Reserved]
Executive Compensation Plans and Agreements
10.51	MAXXAM 2002 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 99 to the Company’s Schedule 14A dated April 30, 2002)
10.52
Form of Stock Option Agreement under the MAXXAM 2002 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.53	MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 99 to the Company’s Schedule 14A dated April 29, 1994)
10.54
Form of Stock Option Agreement under the MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.55	MAXXAM Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Schedule 14A dated April 20, 2004)
10.56
Form of Stock Option Agreement under the Amended and Restated Non-Employee Director Plan (incorporated herein by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.57	Form of deferred fee agreement for Company directors (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)
10.58	MAXXAM 1994 Executive Bonus Plan (Amended and Restated 2003) (incorporated herein by reference to Exhibit 99 to the Company’s Schedule 14A dated April 5, 2004)
10.59
MAXXAM Revised Capital Accumulation Plan of 1988 (As Amended and Restated December 2006) (incorporated herein by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.60	MAXXAM Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(ii) to MGI’s Registration Statement on Form S-4 on Form S-2; Registration No. 33-42300)
10.61	MAXXAM Supplemental Savings Plan, effective January 1, 2006 (incorporated herein by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.62	Form of Company deferred compensation agreement (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.63 to 10.66	[Reserved]
10.67
Executive Employment Agreement, dated April 1, 2005, between the Company and M. Emily Madison (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2005)

10.68
Restricted Stock Agreement (the “Restricted Stock Agreement”), dated December 13, 1999, between the Company and Charles E. Hurwitz (incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.69
Amendment, dated December 16, 2003, to the Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.70
2006 Bonus Criteria for the MAXXAM Chief Executive Officer under the MAXXAM 1994 Executive Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2006)

10.71
2006 Bonus Criteria for the MAXXAM Vice Chairman and General Counsel under the MAXXAM 1994 Executive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2006)

*21.1	List of the Company’s Subsidiaries
*23.1	Consent of Deloitte & Touche LLP
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Financial Officer
*32.2	Section 906 Certification of Chief Financial Officer
*99.1	Report of Independent Registered Public Accounting Firm on the Audited Financial Statements of Sam Houston Race Park, Ltd. as of and for the years ended December 31, 2006 and 2005
99.2
Audited Financial Statement of an equity method investment as of and for the year ended December 31, 2005 –Confidential treatment has been requested from the Securities and Exchange Commission for this exhibit.  This exhibit has been filed separately with the Securities and Exchange Commission.

*Included with this filing

Glossary of Defined Terms

Set forth below is a list of the terms used and defined in this Report (other than the Exhibit Index) and the Consolidated Financial Statements

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

APB Opinion No. 29:  Accounting Principles Board Opinion 29, “Accounting for Nonmonetary Transactions”

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

Class A Preferred Stock:  The Company’s Class A $.05 Non-Cumulative Participating Convertible Preferred Stock

Common Stock:  The Company’s $0.50 par value common stock

Company:  MAXXAM Inc., including its subsidiaries

Cook action:  An action entitled Alan Cook, et al. v. Gary Clark, et al. (No. DR020718) filed in the Superior Court of Humboldt County, California

Debtors:  Palco, Scopac, Britt, SDLLC and Palco’s other subsidiaries, all of which have filed for reorganization under the Bankruptcy Code

DIP Facility:  The $75.0 million revolving credit agreement dated as of August 6, 2007, among the Palco Debtors, as borrowers, and Marathon

Director Plan:  MAXXAM Non-Employee Director Stock Plan

ERISA:  The Employee Retirement Income Security Act of 1974, as amended from time to time

Exclusivity Period:  The period during which the Debtors generally have the exclusive right to propose plan(s) of reorganization under the Bankruptcy Court

Executive Plan:  The Company’s Executive Bonus Plan

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

Filing Date:  January 18, 2007, the date the Debtors filed separate voluntary petitions with the Bankruptcy Court under Chapter 11 of the Bankruptcy Code

FIN No. 48:  FASB FIN No. 48, “Accounting for Uncertainty in Income Taxes, as Interpretation of FASB Statement 109”

FireRock, LLC:  A 50% owned joint venture which manages a golf course and country club project in Arizona

Fountain Hills:  Fountain Hills, a master-planned residential community located in Fountain Hills, Arizona

Headwaters Agreement:  The agreement among Palco, Scopac, Salmon Creek, the United States and California pursuant to which those companies transferred to the United States government 5,600 acres of timberlands in exchange for $300 million, approximately 7,700 acres of timberlands, and federal and state government-approved habitat conservation and sustained yield plans

Headwaters Claim:  The claim (and related lawsuit) filed by Palco and Scopac with the California claims board against the State of California and certain of its agencies (Claim No. G558159) alleging that the defendants have substantially impaired the contractual and legal rights of Palco and Scopac under the Headwaters Agreement

Johnson action:  An action entitled Edyth Johnson, et al. v. Charles E. Hurwitz, an individual, MAXXAM Inc., et al. (No. DR040720) filed in the Superior Court of Humboldt County, California

Junior Preferred Stock:  $0.50 par value Class B Junior Participating Preferred Stock of the Company

Kaiser:  Kaiser Aluminum Corporation, a subsidiary of the Company engaged in aluminum operations

Lakepointe Assets:  Lakepointe Assets Holdings LLC, an indirect wholly owned subsidiary of the Company

Lakepointe Notes:  The 7.56% notes of Lakepointe Assets and its subsidiaries’ due June 8, 2021

Laredo LLC:  Laredo Race Park LLC, a wholly owned subsidiary of the Company

Marathon:  Marathon Structured Finance Fund L.P., one of Palco’s lenders

MAXXAM:  MAXXAM Inc., including its subsidiaries

MAXXAM Parent:  MAXXAM Inc., excluding its subsidiaries

MAXXAM Pension Plan:  MAXXAM Parent’s pension plan

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Mirada:  The Company’s luxury resort-residential project located in Rancho Mirage, California

Motel Assets:  Motel Assets Holdings LLC, an indirect wholly owned subsidiary of the Company

Motel Notes:  The 7.03% notes of Motel Assets and its subsidiaries due May 1, 2018

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

Plans:  The MAXXAM Pension Plan and the MAXXAM Supplemental Employee Retirement Plan

PSLRA:  Private Securities Litigation Reform Act of 1995

Racing Act:  The Texas Racing Act and related regulations

Racing Commission:  The Texas Racing Commission

Respondents:  The Company, Federated, Mr. Charles Hurwitz and the other respondents in the OTS action

Rights:  The Series A and B Rights

RMCAL:  A 50% owned joint venture formed to construct and sell 47 villas on a parcel in the Company’s Mirada development

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

Scopac Line of Credit:  The agreement between a group of lenders and Scopac pursuant to which Scopac may borrow in order to pay up to one year’s interest on the Scopac Timber Notes

Scopac Timber Notes:  Scopac’s 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized Notes due July 20, 2028

Scotia Inn Inc.:  Scotia Inn, a wholly owned subsidiary of Palco

SDLLC:  Scotia Development LLC, a wholly owned subsidiary of Palco

SEC:  The Securities and Exchange Commission

Series A Rights:  The Company’s Series A Preferred Stock Purchase Rights

Series B Rights:  The Company’s Series B Preferred Stock Purchase Rights

SFAS:  Statement of Financial Accounting Standards

SFAS No. 5:  SFAS No. 5, “Accounting for Contingencies”

SFAS No. 66:  SFAS No. 66, “Accounting for Sales of Real Estate”

SFAS No. 123(R):  SFAS No. 123 (revised 2004), “Share-Based Payments”

SFAS No. 153:  SFAS No. 153, “Exchange of Nonmonetary Assets,” an amendment of APB Opinion No. 29

SFAS No. 154:  SFAS No. 154, “Accounting Changes and Error Correction”

SFAS No. 157:  SFAS No. 157, “Fair Value Measurements”

SFAS No. 158:  SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

SFAS No. 159:  SFAS No. 159, “The Fair Value of Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115"

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a wholly owned subsidiary of the Company

USAT:  United Savings Association of Texas

Valley Race Park:  The Company’s greyhound racing facility located in Harlingen, Texas