Form 10-K/A
MAXXAM INC
filed 2008-04-30
CIK 63814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

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

EXPLANATORY NOTE

When the Registrant originally filed this Annual Report on Form 10-K, Exhibit 99.2 was not included.  The Registrant separately filed Exhibit 99.2 with the Securities and Exchange Commission, accompanied by a request that the Exhibit be treated confidentially.  The Commission Staff denied such request and the Form 10-K is being refiled in its entirety with Exhibits 23.2 and 99.2 included.  Except for the inclusion of Exhibits 23.2 and 99.2 and the correction of one cross reference, there have been no other substantive changes to the Form 10-K as originally filed.

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

This Annual Report on Form 10-K/A contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”).  These statements appear in a number of places (for example, under Item 3. “Legal Proceedings” and several sections under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “should,” “could,” “plans,” “intends,” “projects,” “seeks,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors.  These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, the ability to obtain financing, new or modified statutory, environmental or regulatory requirements, litigation developments, and changing prices and market conditions.  This Report identifies other factors which could cause differences between such forward-looking statements and actual results.  These or other factors could cause actual results to vary materially from the forward-looking statements.

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
Commitments and contingencies (see Note 10)

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

         Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K/A and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included herein.

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

MAXXAM INC.

Date: April 30, 2008	By:	CHARLES E. HURWITZ
Charles E. Hurwitz Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 30, 2008	By:	SHAWN M. HURWITZ
Shawn M. Hurwitz Co-Vice Chairman of the Board and President

Date: April 30, 2008	By:	J. KENT FRIEDMAN
J. Kent Friedman Co-Vice Chairman of the Board and General Counsel

Date: April 30, 2008	By:	M. EMILY MADISON
M. Emily Madison Vice President, Finance and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Date: April 30, 2008	By:	ROBERT J. CRUIKSHANK
Robert J. Cruikshank Director

Date: April 30, 2008	By:	EZRA G. LEVIN
Ezra G. Levin Director

Date: April 30, 2008	By:	STANLEY D. ROSENBERG
Stanley D. Rosenberg Director

Date: April 30, 2008	By:	MICHAEL J. ROSENTHAL
Michael J. Rosenthal Director

INDEX OF EXHIBITS

Exhibit Number	Description

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

*21.1	List of the Company’s Subsidiaries
*23.1 *23.2	Consent of Deloitte & Touche LLP Consent of PricewaterhouseCoopers LLP
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Financial Officer
*32.2	Section 906 Certification of Chief Financial Officer
*99.1	Report of Independent Registered Public Accounting Firm on the Audited Financial Statements of Sam Houston Race Park, Ltd. as of and for the years ended December 31, 2006 and 2005
*99.2	Audited Financial Statement of Goldman Sachs Golden Alpha fund, L.P. as of and for the year ended December 31, 2005

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