Form 10-Q
period 2008-05-12
MAXXAM INC
filed 2008-05-12
CIK 63814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
[Missing Graphic Reference]
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Number of shares of common stock outstanding at May 8, 2008: 4,561,237

TABLE OF CONTENTS
Page
PART 1. - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flow
Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 6.	Exhibits
Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

MAXXAM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share information)

	March 31, 2008	December 31, 2007
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$54.9	$67.8
Marketable securities and other short-term investments	19.8	46.2
Receivables:
Trade, net of allowance for doubtful accounts of $0.5 and $0.5, respectively	3.7	3.0
Other	1.9	1.6
Inventories:
Lumber	5.1	-
Logs	2.1	-
Real estate inventory	4.3	3.9
Prepaid expenses and other current assets	2.5	2.9
Restricted cash	0.3	2.3
Total current assets	94.6	127.7
Property, plant and equipment, net of accumulated depreciation of $101.7 and $99.1, respectively	217.5	219.8
Real estate inventory	53.4	52.7
Deferred income taxes	94.7	94.7
Deferred financing costs	4.7	4.9
Long-term receivables and other assets	15.0	15.5
Restricted cash	3.6	3.6
	$483.5	$518.9
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5.8	$6.5
Accrued interest	0.9	0.9
Accrued compensation and related benefits	2.0	2.3
Accrued development costs	1.6	1.6
Accrued other taxes	2.0	1.3
Deferred revenue	1.0	0.7
Other accrued liabilities	12.4	14.0
Short-term borrowings and current maturities of long-term debt	5.5	5.3
Total current liabilities	31.2	32.6
Long-term debt, less current maturities	209.9	211.2
Accrued pension and other postretirement benefits	7.0	7.0
Other noncurrent liabilities	47.3	45.1
Losses in excess of investment in Debtors	484.2	484.2
Total liabilities	779.6	780.1
Commitments and contingencies (see Note 8)
Stockholders’ deficit:
Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock; 668,964 shares issued and 668,119 shares outstanding	0.3	0.3

Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares issued; 4,561,237 and 5,248,717 shares outstanding, respectively	5.0	5.0
Additional capital	225.3	225.3
Accumulated deficit	(356.8)	(342.9)
Accumulated other comprehensive loss	(2.1)	(1.2)
Treasury stock, at cost (shares held; preferred – 845; common – 5,502,122 and 4,814,642, respectively)	(167.8)	(147.7)
Total stockholders’ deficit	(296.1)	(261.2)
	$483.5	$518.9

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of dollars, except per share information)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Sales:
Real estate	$8.9	$11.6
Racing	12.8	12.7
Forest products, net of discounts	-	4.4
	21.7	28.7
Costs and expenses:
Cost of sales and operations:
Real estate	4.2	5.3
Racing	11.0	10.8
Forest products	-	4.3
Selling, general and administrative expenses	10.8	10.0
Gains on sales of other assets	-	(0.1)
Depreciation, depletion and amortization	2.8	4.5
	28.8	34.8
Operating loss:
Real estate	(1.2)	(0.6)
Racing	(0.8)	(0.6)
Forest products	(0.5)	(3.0)
Corporate	(4.6)	(1.9)
	(7.1)	(6.1)
Other income (expense):
Investment, interest and other income (expense)	(2.6)	1.2
Interest expense	(4.1)	(7.1)
Amortization of deferred financing costs	(0.1)	(0.3)
Loss before income taxes	(13.9)	(12.3)
Benefit (provision) for income taxes	-	-
Net loss	$(13.9)	$(12.3)

Basic loss per common and common equivalent share	$(2.58)	$(2.33)

Diluted loss per common and common equivalent share	$(2.58)	$(2.33)

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net loss	$(13.9)	$(12.3)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	2.8	4.5
Non-cash stock-based compensation expense	1.8	0.5
Gains on sales of other assets	-	(0.1)
Net losses (gains) from marketable securities	3.4	(0.3)
Amortization of deferred financing costs	0.1	0.3
Increase (decrease) in cash resulting from changes in:
Receivables	(1.0)	6.6
Inventories	(7.2)	0.8
Prepaid expenses and other assets	0.1	0.4
Accounts payable	(0.8)	0.2
Accrued and deferred income taxes	-	(0.1)
Other accrued liabilities	(0.9)	(4.5)
Accrued interest	-	2.7
Long-term assets and long-term liabilities	0.9	(1.1)
Other	(0.4)	(0.2)
Net cash used for operating activities	(15.1)	(2.6)

Cash flows from investing activities:
Maturities of marketable securities and other investments	11.6	66.1
Sales of marketable securities and other investments	19.7	9.3
Purchases of marketable securities and other investments	(9.7)	(80.9)
Net proceeds from restricted cash	2.1	0.1
Capital expenditures	(0.5)	(0.3)
Decrease in cash due to deconsolidation of Debtors	-	(1.1)
Net cash provided by (used for) investing activities	23.2	(6.8)

Cash flows from financing activities:
Redemptions and repurchase of, and principal payments on long-term debt	(1.1)	(1.2)
Borrowings under revolving and short-term credit facilities	-	2.3
Treasury stock purchases	(20.1)	(0.2)
Net proceeds from refundable deposits	0.2	0.3
Net cash provided by (used for) financing activities	(21.0)	1.2

Net decrease in cash and cash equivalents	(12.9)	(8.2)
Cash and cash equivalents at beginning of the period	67.8	34.8
Cash and cash equivalents at end of the period	$54.9	$26.6

Supplemental disclosure of cash flow information:
Interest paid	$4.1	$4.1

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K.  Any capitalized terms used but not defined in these Condensed Notes to Consolidated Financial Statements are defined in the “Glossary of Defined Terms” contained in Appendix A.  All references to the “Company” include MAXXAM Inc. and its consolidated majority and wholly owned subsidiaries, unless otherwise noted or the context indicates otherwise.  All references to specific entities refer to the respective companies and their consolidated subsidiaries, unless otherwise specified or the context indicates otherwise.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2008, the consolidated results of operations for the three months ended March 31, 2008 and 2007, and the consolidated cash flows for the three months ended March 31, 2008 and 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s two operating segments incurred operating losses in 2007 and in the first quarter of 2008.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s real estate developments.  As the proceeds from these asset sales have not been redeployed on other real estate assets and there have been significant declines in real estate demand in areas where the Company operates, this level of sales activity did not recur in 2007 or in the first quarter of 2008 and is not expected to recur for some time.  In addition, the Company has material uncertainties as a result of the Bankruptcy Cases (see the "-Reorganization Proceedings of Palco and its Subsidiaries" section below).  The unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.  The Company believes that its cash and other resources will be sufficient to fund its working capital requirements for the next twelve months.

Deconsolidation of Palco and its Subsidiaries

Under GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner.  Under these principles, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner.  As discussed below, on January 18, 2007, the Debtors - Palco and its subsidiaries - filed for reorganization under Chapter 11 of the Bankruptcy Code.  As a result, the Company deconsolidated the Debtors’ financial results beginning January 19, 2007, and began reporting its investment in the Debtors using the cost method.  These consolidated financial statements do not reflect any adjustment related to the deconsolidation of the Debtors other than presenting the Company’s investment in the Debtors using the cost method.  See the “-Reorganization Proceedings of Palco and its Subsidiaries” section below for further information regarding the Debtors’ reorganization proceedings.

Through January 18, 2007, under generally accepted principles of consolidation, the Company had recognized losses in excess of its investment in the Debtors of $484.2 million.  Since the Debtors’ results are no longer being consolidated, any adjustments reflected in the Debtors’ financial statements subsequent to January 19, 2007 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders’ deficit, as well as adjustments made to the Debtors’ financial information for loss contingencies and other matters), are not expected to impact the Company’s consolidated financial results.

The Company will reevaluate the accounting treatment of its investment in the Debtors when either:  (i) the Debtors’ bankruptcies are resolved, or (ii) there is a change in the equity ownership of the Debtors.

The following proforma financial data reflects the results of operations of the Company, excluding the Debtors, for the periods presented (in millions, except share data).

	Three Months Ended March 31,
	2008	2007
	(In millions of dollars, except share data)

Sales	$21.7	$24.3
Costs and expenses	(28.8)	(28.1)
Operating loss	(7.1)	(3.8)
Other income (expense)	(2.6)	1.1
Interest expense, including amortization of deferred financing costs	(4.2)	(4.3)
Loss before income taxes	(13.9)	(7.0)
Benefit (provision) for income taxes	-	-
Net loss	$(13.9)	$(7.0)
Net loss per share:
Basic	$(2.58)	$(1.33)
Diluted	$(2.58)	$(1.33)

Reorganization Proceedings of Palco and its Subsidiaries

Bankruptcy Filings
On January 18, 2007, Palco and its five wholly owned subsidiaries, including Scopac, filed the Bankruptcy Cases, separate voluntary petitions in the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code.  The six companies that filed for voluntary protection are Scopac and the Palco Debtors.  The Bankruptcy Cases are being jointly administered, with the Debtors managing their business in the ordinary course as debtors-in-possession subject to the control and supervision of the Bankruptcy Court.  As a result of the Bankruptcy Cases, the Company deconsolidated the Debtor’s financial results beginning January 19, 2007.

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

As of the Filing Date, Scopac’s indebtedness consisted of the Scopac Timber Notes, its 6.55% Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due 2028 ($713.8 million principal outstanding as of December 31, 2006) and a line of credit with a group of banks pursuant to which Scopac was permitted to borrow to pay up to one year’s interest on the Scopac Timber Notes ($36.2 million principal outstanding as of December 31, 2006).  These obligations are each secured by (i) Scopac’s timber, timberlands and timber rights, (ii) certain contract rights and other assets, (iii) the proceeds of the foregoing and (iv) the funds held in various segregated accounts related to the Scopac Timber Notes.  Annual interest obligations related to Scopac’s debt facilities were approximately $55.4 million as of December 31, 2006.

As of the Filing Date, Palco’s principal indebtedness consisted of a five-year $85.0 million secured term loan ($84.3 million principal outstanding as of December 31, 2006) and a five-year $60.0 million secured asset-based revolving credit facility ($24.1 million of borrowings outstanding and $13.7 million of letters of credit issued as of December 31, 2006). These facilities were secured by the stock of Palco owned by MGI, and substantially all of the assets of the Palco Debtors (other than Palco’s equity interest in Scopac).  Marathon provided both the Palco Revolving Credit Facility and the Palco Term Loan.  The Palco Revolving Credit Facility was subsequently retired with the DIP Facility, a Debtor-in-Possession revolving credit facility provided by Marathon, which facility is described below under “–Palco Debtors’ Liquidity.”

        Filing of Plans of Reorganization
        On September 30, 2007, the Debtors filed a proposed joint plan of reorganization during the period when the Debtors had the sole right to propose and seek approval of a plan of reorganization.  On December 21, 2007, the Bankruptcy Court approved an agreement by the Debtors and other parties to terminate the Exclusivity Period and permit the filing of plans of reorganization by the Debtors, as well as the Unsecured Creditors Committee, Marathon and the holders of the Scopac Timber Notes.  On the January 30, 2008 deadline, the Debtors filed the Joint Plan, an amended joint plan of reorganization.  As the Debtors did not believe the Joint Plan was eligible to be “crammed down” (forced) on creditors who voted against it, the Palco Debtors, as a group and Scopac filed the Alternative Plans, separate stand-alone plans of reorganization.

Two other plans of reorganization were filed on the January 30, 2008 deadline.  The first,  the MRC/Marathon Plan, was proposed (and later amended) by MRC and Marathon.  The second, the Noteholder Plan, was proposed (and later amended and modified) by the indenture trustee on behalf of the Timber Noteholders, the holders of the Scopac Timber Notes.  The MRC/Marathon Plan would reorganize and continue the businesses of the Debtors.  It also provides for virtually all of the creditor classes other than Marathon to receive substantial cash payments.  The Noteholder Plan effectively provides for an auction of Scopac’s timberlands to the highest bidder.  The Noteholder Plan does not address the Palco Debtors.  The MRC/Marathon Plan would result in the loss entirely of the Company’s indirect equity interests in Palco and Scopac and the Noteholder Plan would likely result in the loss entirely of such equity interests.

Voting on the plans of reorganization has occurred and only the MRC/Marathon Plan, the Noteholder Plan and the Scopac Alternative Plan received sufficient votes to be confirmed by the Bankruptcy Court.

Execution of Settlement Term Sheet
On May 1, 2008, MRC, Marathon, the MAXXAM Entities, and the Palco Debtors entered into the Settlement Term Sheet.    Scopac was not a party to the Settlement Term Sheet.  A summary of the Settlement Term Sheet is set forth below.  As noted below, certain provisions of the Settlement Term Sheet are dependent upon Bankruptcy Court approval, which is being sought through the Settlement Motion.  Other provisions are dependent on the MRC/Marathon Plan being confirmed by the Bankruptcy Court and becoming effective (or not overturned upon appeal).  There can be no assurance that the Bankruptcy Court will approve the Settlement Motion.  Nor can there be any assurance that the MRC/Marathon Plan will be confirmed by the Bankruptcy Court and become effective (or not overturned upon appeal).

General Provisions of Settlement Term Sheet
Pursuant to the terms of the Settlement Term Sheet, the Palco Debtors have withdrawn the Joint Plan and the Palco Debtors’ Alternative Plan.  In addition, the MAXXAM Entities and the Palco Debtors agreed to withdraw as co-proponents of any plan of reorganization, including the Joint Plan and the Alternative Plans of the Palco Debtors and Scopac.  The MAXXAM Entities and Palco Debtors also agreed to (a) express support for and use their best efforts to defend the MRC/Marathon Plan, and (b) use their best efforts to oppose any competing plan of reorganization.  The Settlement Term Sheet also obligates the Company to indemnify MRC, Marathon, Newco and their affiliates against certain tax liabilities.

Under the Settlement Term Sheet, MRC and Marathon agreed to amend the terms of the MRC/Marathon Plan, among other things, to provide for (i) a cash payment of not less than $520.0 million to the Timber Noteholders in satisfaction of the Timber Noteholders’ bankruptcy claims, and (ii) assumption of Palco’s pension plan by Newco upon the effective date of the MRC/Marathon Plan.  However, the latter provision would have no effect if the MRC/Marathon Plan became effective but was subsequently overturned and unwound upon appeal.  The Settlement Term Sheet also provides that MRC and Marathon must obtain the consent of the MAXXAM Entities and the Palco Debtors to any further changes to the MRC/Marathon Plan that are either material or adversely affect the MAXXAM Entities or the Palco Debtors.

MRC agreed to pay the Company $2.25 million in cash upon approval by the Bankruptcy Court of a settlement based upon the Settlement Term Sheet and the MRC/Marathon Plan becoming effective.  Such cash payment would, however, have to be refunded if the MRC/Marathon Plan was overturned and unwound upon appeal.  The Settlement Term Sheet also enables an affiliate of the Company for a period of up to six weeks to require Newco or MRC to re-purchase lumber that the affiliate had previously purchased from Palco.  In such event, Newco or MRC would initially be required to pay the affiliate up to $3.9 million and up to another $1.3 million on the effective date of the MRC/Marathon Plan.

Release Provisions of Settlement Term Sheet
Effective as of the date of execution of the Settlement Term Sheet, the MAXXAM Entities granted a release in favor of MRC, Marathon and various related parties, and MRC and Marathon granted a release in favor of the MAXXAM Entities and various related parties.  Subject to certain exceptions relating to Marathon and the MAXXAM Entities, the release covers any and all claims (a) that MRC, Marathon or the MAXXAM Entities may currently have against any of the released parties, or (b) relating to any of the Debtors or their bankruptcy cases that may arise in the future.

The MAXXAM Entities, MRC and Marathon also released the Palco Debtors and various related parties against any and all claims (y) that the MAXXAM Entities, MRC and Marathon may currently have against any of the released parties (including approximately $40.0 million of intercompany indebtedness owed by the Palco Debtors to the MAXXAM Entities), or (z) relating to any of the Debtors or their bankruptcy cases that may arise in the future.  The release by the MAXXAM Entities is effective upon approval of the release by the Bankruptcy Court.  The release by MRC and Marathon is effective upon the later of approval of the Settlement Motion by the Bankruptcy Court and the effective date of the MRC/Marathon Plan.

Effective upon the later of approval of the Settlement Motion by the Bankruptcy Court and the effective date of the MRC/Marathon Plan, the Palco Debtors released each other, MRC, Marathon, the MAXXAM Entities and various related parties against any and all claims (a) that the Palco Debtors may currently have against any of the released parties, or (b) relating to any of the Debtors or their bankruptcy cases that may arise in the future.

        Palco Debtors’ Liquidity
        On August 6, 2007, the Palco Debtors closed on the DIP Facility, a $75.0 million Debtor-in-Possession revolving credit facility that matures on the earliest of, among other things, (i) the sale of substantially all of the assets of the Palco Debtors, (ii) an event of default, (iii) the effective date of a plan of reorganization for Palco, or (iv) August 6, 2008.  The DIP Facility was provided by Marathon and was used to retire the Palco Revolving Credit Facility.  Under the DIP Facility, the lender has a “super-priority” claim, which provides for payment of the DIP Facility before any other secured or unsecured creditors and equity holders of the Palco Debtors can be paid.  The DIP Facility contains restrictive financial covenants that, among other things, require the Palco Debtors to maintain a minimum level of EBITDA and meet weekly cash flow projections.  The Palco Debtors are currently in default under the DIP Facility.

The DIP Facility is fully drawn and Palco continues to closely monitor and manage its cash resources.  During January and early February 2008, an indirect wholly owned subsidiary of the Company purchased $7.2 million of logs and lumber from Palco to provide additional liquidity.  In spite of these purchases, Palco did not have sufficient liquidity to make an approximate $4.3 million log payment due to Scopac on February 20, 2008.  Palco and Scopac are working towards an agreement with respect to this missed payment.  There can be no assurance that the Palco Debtors will continue to have sufficient liquidity to operate or that Palco’s DIP lender will not take action as a result of the default under the DIP Facility.  Should either occur, the Palco Debtors may not be able to continue operations and reorganize successfully under Chapter 11 of the Bankruptcy Code.  With respect to the log and lumber purchases referenced in the preceding paragraph, during the second quarter of 2008, the subsidiary of the Company entered into an agreement to sell the logs to an unaffiliated third party.

        Scopac Liquidity
        Scopac has been authorized by the Bankruptcy Court to fund budgeted ongoing operating and bankruptcy-related costs using operating cash flow and, to the extent needed, funds available in the SAR Account, an account established to support principal payments on the Scopac Timber Notes, provided that no more than $16.9 million in withdrawals from the SAR Account are outstanding at any given time.  Scopac expects these sources of liquidity to be adequate to enable Scopac to continue its operations through June 27, 2008 (the date the current cash collateral order expires).  Scopac’s SAR account is invested in auction rate securities and there are uncertainties regarding when Scopac will be able to liquidate these investments.  If these sources of liquidity are not adequate, and if Scopac is unable to obtain additional sources of liquidity and the necessary Bankruptcy Court approval to utilize such additional sources of liquidity, Scopac may not be able to continue operations and reorganize successfully under Chapter 11 of the Bankruptcy Code.

Potential Impact on the Company and Certain Related Entities
The Bankruptcy Cases could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates, including MGHI and/or MGI.  For example, under ERISA, if Palco’s pension plan were to be terminated under certain circumstances, MAXXAM Parent and its wholly owned subsidiaries would be jointly and severally liable for any unfunded pension plan obligations.  The estimated unfunded termination obligation attributable to Palco’s pension plan as of December 31, 2007, was approximately $17.0 million based upon annuity placement interest rate assumptions as of such date.  In addition, all of the plans of reorganization that have been filed would require the utilization of all or a substantial portion of the Company’s net operating losses or other tax attributes for federal and state income tax purposes, and could result in MGI incurring significant tax liabilities that would not be offset by these tax attributes.  Moreover, the MRC/Marathon Plan and Noteholder Plan both provide for litigation trusts, which could result in claims against the Company and certain of its affiliates.  The consolidated financial statements do not include any adjustments that may result from the outcome of the Bankruptcy Cases.  Also, see the discussion of the Settlement Term Sheet above.

Other
There is substantial uncertainty as to which plan of reorganization, if any, will be confirmed by the Bankruptcy Court.  If no plan is confirmed, the Bankruptcy Court may elect to convert the Bankruptcy Cases to a Chapter 7 liquidation proceeding. The confirmation hearing, at which the Bankruptcy Court will consider the remaining plans of reorganization, began in April 2008 and has not yet concluded.  The outcome of the Bankruptcy Cases is impossible to predict, and as described above, could have a material adverse effect on the businesses of the Debtors, on the interests of creditors, and on the Company.

Reclassifications

Certain reclassifications have been made to prior years’ Consolidated Statements of Cash Flows to be consistent with the current year’s presentation, including the reclassification of refundable deposits from long-term assets and liabilities and the separation of maturities and sales of marketable securities and other investments.

    Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during each period presented.  The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing such statements with the SEC.  Adjustments made to estimates often relate to improved information not previously available.  Uncertainties are inherent in such estimates and related assumptions; accordingly, actual results could differ materially from these estimates.

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

2.     New Accounting Standards

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities; however, SFAS No. 157 remains effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  The Company adopted this portion of SFAS No. 157 on January 1, 2008.  The following provides further information on the impact of this Statement to financial assets and liabilities.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Statement describes three levels of inputs that may be used to measure fair value:

Level 1 -  Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The Company did not change its valuation methodology during the quarter.

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2008
	Total	Level 1	Level 2	Level 3

Description:

Short-term investments	$4.1	$4.1	$-	$-

Auction rate securities	7.1	-	-	7.1

Total	$11.2	$4.1	$-	$7.1

        The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in millions):

Auction Rate Securities

Carrying Value as of January 1, 2008	$11.5
Settlements	(2.6)
Losses included in earnings	$(1.8)
Carrying Value as of March 31, 2008	7.1

The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASBStatement No. 115
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s consolidated financial statements when it adopted SFAS No. 159 on January 1, 2008.  The Company did not adopt the fair value option for any eligible assets or liabilities, but will continue to evaluate the application of SFAS No. 159 to new eligible assets and liabilities.

Business Combinations
       In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. SFAS No. 141R replaces FASB Statement No. 141, Business Combinations.  The Statement retains the purchase method of accounting used in business combinations, but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed.  In addition, the Statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141R on January 1, 2009 for acquisitions on or after this date.

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

	Reportable Segments				Total	Reportable Segments
	Real Estate	Racing	MGI	Corporate	Excluding Debtors	Debtors (1)		Consolidated Total

Investment, interest and other income for the three months ended:
March 31, 2008	$0.2	$-	$-	$(2.8)	$(2.6)		$(2)	$(2.6)
March 31, 2007	0.2	-	-	0.8	1.0	0.2	(3)	1.2

Selling, general and administrative expense for the three months ended:
March 31, 2008	$3.5	$2.2	$0.5	$4.6	$10.8		$(2)	$10.8
March 31, 2007	3.9	2.1	0.7	1.8	8.5	1.5	(3)	10.0

Operating loss for the three months ended:
March 31, 2008	$(1.2)	$(0.8)	$(0.5)	$(4.6)	$(7.1)		$(2)	$(7.1)
March 31, 2007	(0.6)	(0.6)	(0.7)	(1.9)	(3.8)	(2.3)	(3)	(6.1)

Interest expense for the three months ended (4):
March 31, 2008	$4.2	$-	$-	$-	$4.2		$(2)	$4.2
March 31, 2007	4.3	-	-	-	4.3	3.1	(3)	7.4

Depreciation, depletion and amortization for the three months ended:
March 31, 2008	$2.4	$0.4	$-	$-	$2.8		$(2)	$2.8
March 31, 2007	3.1	0.4	-	0.1	3.6	0.9	(3)	4.5

Loss before income taxes for the three months ended:
March 31, 2008	$(5.2)	$(0.8)	$(0.5)	$(7.4)	$(13.9)		$(2)	$(13.9)
March 31, 2007	(4.7)	(0.6)	(0.7)	(1.1)	(7.1)	(5.2)	(3)	(12.3)

Capital expenditures for the three months ended:
March 31, 2008	$0.1	$0.4	$-	$-	$0.5		$(2)	$0.5
March 31, 2007	0.1	0.2	-	-	0.3	-	(3)	0.3

Total assets as of:
March 31, 2008	$278.0	$37.7	$-	$167.8	$483.5		$(2)	$483.5
December 31, 2007	281.5	36.0	-	201.4	518.9		(2)	518.9
___________________________________________
(1)	Excludes MGI.
(2)
As a result of the deconsolidation of the Debtors, their data is not included in the consolidated results of operations for the three months ended March 31, 2008 or in consolidated total assets as of March 31, 2008 or December 31, 2007.

(3)	These amounts are for the period from January 1, 2007 through January 18, 2007.
(4)	Interest expense also includes amortization of deferred financing costs.

4.     Cash, Cash Equivalents, Marketable Securities and Other Investments

The following table presents cash, cash equivalents, marketable securities and other investments, in the aggregate (in millions):

	March 31, 2008	December 31, 2007

Current:
Cash and cash equivalents (including restricted amounts)	$58.8	$73.7
Auction rate securities	-	5.5
Marketable securities	4.1	19.5
Investments in limited partnerships	15.7	21.3
Total current	78.6	120.0

Non Current:
Auction rate securities	7.1	6.0
Investments in limited partnerships	1.4	2.8
Total non current	8.5	8.8

Less: restricted amounts	(3.9)	(5.9)
Total unrestricted cash, cash equivalents, marketable securities and other investments	$83.2	$122.9

Cash Equivalents
Cash equivalents consist of highly liquid money market instruments with maturities of three months or less.  As of March 31, 2008 and December 31, 2007, the carrying amounts of the Company’s cash equivalents approximated fair value.

Restricted Cash and Cash Equivalents
Cash and cash equivalents include the following amounts which are restricted (in millions):

	March 31, 2008	December 31, 2007

Current:
Restricted cash and cash equivalents	$0.3	$2.3

Non-Current:
Long-term restricted amounts	3.6	3.6

Total restricted cash and cash equivalents	$3.9	$5.9

Marketable Securities
Marketable securities consist of the following classification of investments (in millions):

	March 31, 2008(1)
	Carrying Value	Aggregate Fair Value	Net Gains in AOCI	Net Losses in AOCI

Auction rate securities	$7.1	$7.1	$-	$-
Equity securities and other investments	4.1	4.1	0.5	(2.6)
Total	$11.2	$11.2	$0.5	$(2.6)
___________________________________________
(1)	There were no investments in a continuous unrealized loss position for 12 months or longer.

	December 31, 2007
	Carrying Value	Aggregate Fair Value	Net Gains in AOCI	Net Losses in AOCI

Debt securities:
Maturities of less than one year	$6.3	$6.3	$-	$-
Maturities of one to five years	-	-	-	-
Auction Rate Securities	11.5	11.5	-	-
Equity securities and other investments	13.2	13.2	0.4	(1.7)
Total	$31.0	$31.0	$0.4	$(1.7)

Impairment Analysis
Available-for-sale securities are evaluated for impairment at the end of each reporting period and declines in value judged to be other-than-temporary are recognized and included in investment and interest income.  At March 31, 2008, the Company had $9.6 million of principal invested in auction rate securities.  The auction rate securities held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities.  With the liquidity issues being experienced in global credit and capital markets, the auction rate securities held by the Company at March 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.  The estimated market value of the Company’s auction rate securities holdings at March 31, 2008 was $7.1 million, which reflects a cumulative reduction of $2.5 million. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, the Company has recorded a pre-tax impairment charge of $1.8 million in the first quarter of 2008, reflecting the portion of auction rate securities holdings that the Company has concluded have an other-than-temporary decline in value.  Given the uncertainties regarding when the Company will be able to liquidate its auction rate securities, the Company has classified all of its auction rate securities as non-current other assets at March 31, 2008.  The Company classified its auction rate securities with failed auctions as non-current other assets at December 31, 2007.

5.	Debt

Principal amounts of outstanding debt consist of the following (in millions):

	March 31, 2008	December 31, 2007

7.56% Lakepointe Notes due June 8, 2021	$111.4	$111.8
7.03% Motel Notes due May 1, 2018	42.9	43.3
6.08% Beltway Notes due November 9, 2024	27.8	27.9
7.12% Palmas Notes due December 20, 2030	28.2	28.2
Other notes and contracts, primarily secured by receivables, buildings, real estate and equipment	5.1	5.3
Total principal outstanding	215.4	216.5

Less: Short-term borrowings and current maturities	(5.5)	(5.3)
	$209.9	$211.2

Letters of Credit
The Company’s real estate segment has posted letters of credit in the amount of $2.0 million at March 31, 2008 to satisfy certain liability insurance policy requirements.

Loan Covenants
Certain debt instruments restrict the ability of the Company’s subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

6.         Income Taxes

The Company had losses before income taxes of $13.9 million for the first quarter of 2008; however, the Company has not recorded any tax benefit during these periods as the Company anticipates an effective tax rate of zero.  Each period, the Company evaluates appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in that period and those being carried forward.  Based on this evaluation, the Company provided valuation allowances with respect to the deferred tax assets attributable to the losses and credits generated during the three months ended March 31, 2008.  These valuation allowances were in addition to the valuation allowances that were provided in prior years.

The Company has unrecognized tax benefits associated with net operating losses and capital losses.  These unrecognized tax benefits, if recognized, would not be expected to affect the effective tax rate because it is expected that valuation allowances would be required in respect of the related tax benefits.

The Company has elected under FIN No. 48 to classify interest and penalties related to unrecognized tax benefits as income taxes in the financial statements. For the period ended March 31, 2008, there were no recognized or unrecognized interest or penalties related to unrecognized tax benefits.

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

7.     Employee Benefit Plans

The components of pension and other postretirement benefits expense are as follows (in millions):

	Pension Benefits		Medical/Life
	Three Months Ended March 31,
	2008	2007	2008	2007

Components of net periodic benefit costs:
Service cost	$-	$-	$-	$-
Interest cost	0.5	0.5	-	-
Expected return on assets	(0.6)	(0.5)	-	-
Recognized net actuarial loss	-	-	-	-
Amortization of prior service costs	-	-	-	-
Net periodic benefit costs	(0.1)	-	-	-
Curtailments, settlements and other	-	-	-	-
Adjusted net periodic benefit costs	$(0.1)	$-	$-	$-

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

OTS/FDIC Litigation
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

As a result of the dismissal of the OTS action, the FDIC action, a related civil action alleging damages in excess of $250 million, was subsequently dismissed.  The FDIC action was originally filed by the FDIC in August 1995 against Mr. Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).

In November 2002, the Respondents filed the Sanctions Motion stating that the FDIC illegally paid the OTS to bring the OTS action against the Respondents and that the FDIC illegally sued for an improper purpose (i.e., in order to acquire timberlands held by a subsidiary of the Company).  The Respondents are seeking as a sanction to be made whole for the attorneys’ fees they have paid (plus interest) in connection with the OTS and FDIC actions.  As of March 31, 2008, such fees were in excess of $41.2 million.  The District Court in August 2005 ruled on the Sanctions Motion, ordering the FDIC to pay the Respondents $72.3 million (including interest).  The District Court’s award was divided into various components consisting of the costs, and interest, incurred by the Respondents in connection with the OTS action (approximately $56.9 million), the FDIC action (approximately $14.1 million), and certain ancillary proceedings (approximately $1.2 million).

The FDIC subsequently appealed the District Court’s decision to the U.S. Fifth Circuit Court of Appeals.  On April 3, 2008, the Fifth Circuit issued its decision with respect to the FDIC’s appeal.  While the Circuit Court reversed the District Court’s award of sanctions in respect of the OTS action, it upheld the District Court’s finding of sanctionable conduct by the FDIC in connection with the FDIC action and the ancillary proceedings.  The Circuit Court returned the case to the District Court for further proceedings regarding the proper amount of sanctions in respect of the FDIC action and the ancillary proceedings, such amount to be based upon that portion of the Respondents’ costs that resulted from the harassing, delaying and other improper tactics of the FDIC (up to $15.3 million).  None of the District Court award has been accrued as of March 31, 2008 or December 31, 2007.  There can be no assurance that the Company will ultimately collect any portion of the District Court award.

Forest Products Related Litigation

In November 2002, the Cook action and Cave action were filed in the Superior Court of Humboldt County, California.  The original defendants in these actions included certain of the Debtors, the Company, and various affiliates such as Mr. Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).  The Cook action alleges, among other things, that Palco’s logging practices have contributed to an increase in flooding along Freshwater Creek (which runs through Palco’s timberlands), resulting in personal injury and damages to the plaintiffs’ properties.  Plaintiffs further allege that in order to have timber harvest plans approved in the affected areas, the defendants engaged in certain unfair business practices.  The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure the watershed is restored.  The Cave and Johnson actions contain similar allegations and request relief similar to the Cook action, both with respect to the Elk River watershed (a portion of which is contained on Palco’s timberlands).  The original defendants in the Cave and Johnson actions included certain of the Debtors, the Company and various affiliates such as Mr. Hurwitz.  On February 1, 2008, the plaintiffs settled the Cave, Cook and Johnson actions as to the Company’s subsidiaries that are Debtors.  The actions will proceed as to the remaining defendants.  The Company does not believe the resolution of these actions should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

On December 7, 2006, the Wilson state action was filed under seal in the Superior Court of San Francisco, California, and on the same day, the Wilson federal action was filed under seal in the U.S. District Court for the Northern District of California.  The original defendants in the Wilson actions included certain of the Debtors, the Company and Mr. Hurwitz.  The Wilson actions allege violations of the California False Claims Act and the Federal False Claims Act, respectively, and are qui tam actions (actions ostensibly brought by the government, but on the information and at the instigation of a private individual, who would receive a portion of any amount recovered).  As the State of California declined to participate in the Wilson state action and the United States declined to participate in the Wilson federal action, the seal on each case was lifted and the private individuals are entitled to proceed with the suits.  Both suits allege that the defendants made false claims by submitting to a California agency a sustained yield plan misrepresenting as sustainable the projected harvest yields of the timberlands of Palco and Scopac.  The remedies being sought are actual damages (essentially based on over $450.0 million of cash and timberlands transferred by the United States and California in exchange for various timberlands purchased from Palco and its subsidiaries), treble damages and civil penalties of up to $10,000 for every violation of the California False Claims Act and the Federal False Claims Act, respectively.  On February 28, 2008, the plaintiffs settled the Wilson actions as to the Company’s subsidiaries that are Debtors.  The actions will proceed as to the Company and Mr. Hurwitz.  There can be no assurance that the Wilson actions will not have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity.

Forest Products

Bankruptcy Proceedings

See Note 1 for a discussion of the Debtors’ Bankruptcy Cases, including potential impacts on MAXXAM Parent and its affiliates.

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

The fair value of grants is determined using a Black-Scholes option-pricing model.  The following assumptions apply to the options granted prior to or during the periods presented.

	Three Months Ended March 31,
	2008	2007

Expected volatility	26%	30%
Expected dividends	-	-
Expected term (in years)	7.44	7.27
Risk-free rate	2.46%	4.50%

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

A summary of activity under the Company’s stock option plans during the first three months of 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Balance at January 1, 2008	1,019,086	$24.11
Granted	-	-
Exercised	-	-
Forfeited or expired	(50,000)	50.50
Balance at March 31, 2008	969,086	$22.75	5.35	$10.4
Exercisable at March 31, 2008	718,420	$20.85	4.36	$9.3

The Company has recognized a liability for stock-based compensation in the amount of $9.0 million at March 31, 2008 and $7.1 million at December 31, 2007.  Total compensation cost for share-based payment arrangements for the three months ended March 31, 2008 and 2007, was $1.8 million and $0.5 million, respectively.  As of March 31, 2008, total estimated compensation related to non-vested grants not yet recognized is $2.8 million, although the Company may ultimately not have to pay all of such amount, and the weighted average period over which it is expected to be recognized is 3.0 years.  There were no options exercised or granted during the three months ended March 31, 2008.

10.   Per Share Information

The weighted average number of shares used to determine basic and diluted earnings per share was:

	Three Months Ended March 31,
	2008	2007

Weighted average number of common shares outstanding-basic:	5,384,702	5,255,331

Effect of dilution(1):
Conversion of Class A Preferred Stock	-	-
Exercise of stock options	-	-

Weighted average number of common shares outstanding-diluted	5,384,702	5,255,331
___________________________________________
(1)
The Company had a loss for the three months ended March 31, 2008 and 2007.  The Class A Preferred Stock and options were therefore not included in the computation of earnings per share for the period as the effect would be anti-dilutive.  If the Company was required to include dilutive shares in its per share calculations, the number of dilutive shares of Class A Preferred Stock for the three months ended March 31, 2008 and 2007 would be 668,119 and 668,119, respectively, and the number of dilutive options for the three months ended March 31, 2008 and 2007 would be 280,122 and 271,134, respectively.

11.   Comprehensive Loss

 The following table sets forth comprehensive loss (in millions):

	Three Months Ended March 31,
	2008	2007

Net loss	$(13.9)	$(12.3)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	(0.9)	-
Total comprehensive loss	$(14.8)	$(12.3)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the financial statements in Part I, Item 1 of this Report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” of the Form 10-K.  Any capitalized terms used but not defined in the remaining Items of this Form 10-Q are defined in the “Glossary of Defined Terms” contained in Appendix A.  Except as otherwise noted, all references to Notes refer to the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

This Quarterly Report on Form 10-Q contains statements which constitute “forward-looking statements” within the meaning of the PSLRA.  These statements appear in a number of places in this report.  Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “could,” “plans,” “intends,” “projects,” “seeks,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors.  These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory, environmental or regulatory requirements, litigation developments, and changing prices and market conditions.  This Form 10-Q and the Form 10-K identify other factors which could cause differences between such forward-looking statements and actual results.  No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Results of Operations

This section contains statements which constitute “forward-looking statements” within the meaning of the  PSLRA.  See the second paragraph of  this Item 2. for cautionary information with respect to such forward-looking statements.

The Company now operates in two primary industries: real estate investment and development, through various subsidiaries and joint ventures and racing operations through SHRP, Ltd.   MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company.  MGI owns 100% of the common stock of Palco, which, along with its subsidiaries, recently filed for protection under Chapter 11 of the Bankruptcy Code.  See Note 1 for information regarding the deconsolidation of the Debtors’ financial results, the status of Debtors’ Chapter 11 proceedings, and the accounting treatment of MGI’s investment in the Debtors. Any reference herein to a company includes the subsidiaries of that company unless otherwise noted or the context indicates otherwise.

Consolidated Operations

Selected Operational Data

The following table presents selected pro forma financial information for the periods indicated for the Company’s consolidated operations, excluding the Debtors (in millions).

	Three Months Ended March 31,
	2008	2007
	(In millions of dollars)

Sales	$21.7	$24.3
Costs and expenses	(28.8)	(28.1)
Operating loss	(7.1)	(3.8)
Other income (expense)	(2.6)	1.1
Interest expense, including amortization of deferred financing costs	(4.2)	(4.3)
Loss before income taxes	(13.9)	(7.0)
Benefit (provision) for income taxes	-	-
Net loss	$(13.9)	$(7.0)

Revenues by segment as a percentage of total:
Real estate	41.1%	47.7%
Racing	58.9%	52.3%
	100.0%	100.0%

Overview of Results of Operations, Excluding the Debtors

Sales
Sales, excluding those of Debtors, for the three months ended March 31, 2008, declined $2.6 million, as compared to the same period in the prior year, primarily due to a reduction in lot sales at Fountain Hills.

Operating Loss
The Company’s operating losses, excluding those of Debtors, for the three months ended March 31, 2008 declined $3.3 million, as compared to the same period in the prior year, due to the lower sales in the real estate segment described above, $1.3 million of stock-based compensation expense resulting from fluctuations in the quoted market price of the Company’s Common Stock and substantial costs related to the forest products’ bankruptcy proceedings (including legal fees and unreimbursed services).

Other Income, net
Consolidated other income for the three months ended March 31, 2008, was impacted by lower returns on marketable securities and other short-term investments.  Returns on marketable securities and other short-term investments for the three months ended March 31, 2008 were $3.7 million lower than the same period in the prior year, including an impairment charge of $1.8 million related to the Company’s auction rate securities portfolio in the three months ended March 31, 2008.

Real Estate Operations

Industry Overview and Selected Operational Data
The Company, principally through its wholly owned subsidiaries and joint ventures, owns, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona, California and Texas.  Results of operations between quarterly periods for the Company’s real estate operations are generally not comparable due to the timing of individual real estate sales transactions and cash collections.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for the full year.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas developments.  As the proceeds from these asset sales have not been redeployed on other real estate assets and there have been significant declines in real estate demand in areas where the Company operates, this level of sales activity did not recur in 2007 or the first quarter of 2008 and is not expected to recur for the foreseeable future.

The following table presents selected operational and financial information for the three months ended March 31, 2008 and 2007, for the Company’s real estate operations.

	Three Months Ended March 31,
	2008	2007
	(In millions of dollars)

Sales:
Real estate:
Fountain Hills	$0.5	$2.6
Palmas	0.1	0.1
Total	0.6	2.7

Resort, commercial and other:
Fountain Hills	1.0	1.2
Palmas	2.7	3.1
Commercial lease properties	4.6	4.6
Total	8.3	8.9

Total sales	$8.9	$11.6

Operating income (loss):
Fountain Hills	$(0.9)	$0.2
Mirada	(0.1)	(0.1)
Palmas	(3.0)	(2.9)
Commercial lease properties	3.3	2.6
Other	(0.5)	(0.4)
Total operating income (loss)	$(1.2)	$(0.6)

Investment, interest and other income:
Other	0.2	0.2
	$0.2	$0.2

Interest expense	$(4.2)	$(4.3)

Loss before income taxes	$(5.2)	$(4.7)

Sales and Operating Loss
Total real estate sales declined and operating losses increased for the three months ended March 31, 2008 declined, as compared to the same period in 2007, primarily due to a reduction in lot sales at Fountain Hills.

Racing Operations

Industry Overview and Selected Operational Data
The Company owns SHRP, Ltd., which owns and operates Sam Houston Race Park, a Class 1 horse racing facility in Houston, Texas, and Valley Race Park, a greyhound racing facility located in Harlingen, Texas.  Quarterly results for each of these facilities are generally not comparable due to the timing, varying lengths and types of racing meets held.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the full year.  Historically, Sam Houston Race Park and Valley Race Park have derived a significant amount of their annual pari-mutuel commissions from live racing and simulcasting.  Pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston Race Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively.  In  an effort to increase attendance on days with live racing, Sam Houston Race Park in June 2007 expanded and enhanced its summer concert series, including improving its facilities to allow the concerts to be held on the race track’s infield.

The following table presents selected operational and financial information for the three months ended March 31, 2008 and 2007, for the Company’s racing operations.
	Three Months Ended March 31,
	2008	2007
	(In millions of dollars)

Number of live racing days:
Sam Houston Race Park	41	39
Valley Race Park	66	62

Handle:
Sam Houston Race Park:
On-track handle	$31.0	$30.8
Off-track handle	66.7	71.9
Total	$97.7	$102.7

Valley Race Park:
On-track handle	$5.8	$5.5
Off-track handle	2.7	2.6
Total	$8.5	$8.1

Sales:
Sam Houston Race Park:
Gross pari-mutuel commissions	$8.8	$8.9
Other revenues	2.1	1.9
Total	10.9	10.8
Valley Race Park:
Gross pari-mutuel commissions	1.5	1.4
Other revenues	0.4	0.5
Total	1.9	1.9
Total sales	$12.8	$12.7

Operating loss:
Sam Houston Race Park	$(0.6)	$(0.3)
Valley Race Park	(0.1)	(0.2)
Other	(0.1)	(0.1)
Total operating loss	$(0.8)	$(0.6)

Loss before income taxes	$(0.8)	$(0.6)

Net Sales and Operating Loss
Total net sales for racing operations increased by $0.1 million and operating losses increased by $0.2 million in the first quarter of 2008, compared to the prior year period, primarily due to higher operating costs at Sam Houston Race Park.

Other Items Not Directly Related to Industry Segments

Corporate

	Three Months Ended March 31,
	2008	2007
	(In millions of dollars)

Operating loss	$(4.6)	$(1.9)
Loss before income taxes	(7.4)	(1.1)

Operating Loss
Corporate operating losses represent general and administrative expenses that are not attributable to the Company’s industry segments and include stock-based compensation expense.  The $2.7 million increase in operating losses in the first quarter of 2008, as compared to the prior year period, is primarily due to changes in stock-based compensation expense resulting from fluctuations in the quoted market price of the Company’s Common Stock and substantial costs related to the forest products’ bankruptcy proceedings (including legal fees and unreimbursed services).  Stock-based compensation expense increased $1.3 million for the first quarter of 2008 as compared to the prior year period.

Loss Before Income Taxes
The overall loss before income taxes for the first quarter of 2008 is the result of the cost changes discussed above and earnings on marketable securities and other short-term investments.  There was a loss of $2.8 million on investments for the first quarter of 2008 including, an impairment charge of $1.8 million related to the Company’s auction rate securities’ portfolio, as compared to earnings on investments of $0.8 million for the prior year period.

MGI

	Three Months Ended March 31,
	2008	2007
	(In millions of dollars)

Operating loss	$(0.5)	$(0.7)
Loss before income taxes	(0.5)	(0.7)

Operating Loss
MGI’s operating losses represent MGI’s general and administrative expenses on a stand-alone basis (excluding Debtors) and consists primarily of auditing and legal fees and corporate allocations.

Financial Condition and Investing and Financing Activities

This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA.  See the second paragraph of this Item 2 for cautionary information with respect to such forward-looking statements.

Overview

The Company conducts its operations primarily through its subsidiaries.  Creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company.

Cash Flow

The following table summarizes certain data related to financial condition and to investing and financing activities of the Company (excluding the Debtors), for the periods presented (in millions).

	Real Estate	Racing	MGI	Corporate	Total
	(In millions of dollars)

Debt and credit facilities (excluding intercompany notes)
Short-term borrowings and current maturities of long-term debt:
March 31, 2008	$5.4	$0.1	$-	$-	$5.5
December 31, 2007	5.2	0.1	-	-	5.3

Long-term debt, excluding current maturities and discounts:
March 31, 2008	$209.1	$0.8	$-	$-	$209.9
December 31, 2007	210.4	0.8	-	-	211.2

Cash, cash equivalents, marketable securities and other investments
March 31, 2008
Current restricted amounts	$0.2	$0.1	$-	$-	$0.3
Other current amounts	8.1	4.3	-	62.3	74.7
	8.3	4.4	-	62.3	75.0

Long-term unrestricted investments	3.0	-	-	5.5	8.5
Long-term restricted amounts	3.6	-	-	-	3.6
	$14.9	$4.4	$-	$67.8	$87.1

Changes in cash and cash equivalents

Capital expenditures:
March 31, 2008	$0.1	$0.4	$-	$-	$0.5
March 31, 2007	0.1	0.2	-	-	0.3

Net proceeds from dispositions of property and investments:
March 31, 2008	$-	$-	$-	$-	$-
March 31, 2007	-	-	-	-	-

Borrowings (repayments) of debt and credit facilities, net of financing costs:
March 31, 2008	$(1.1)	$-	$-	$-	$(1.1)
March 31, 2007	(1.0)	(0.1)	-	-	(1.1)
Dividends and advances, including interest paid and tax sharing payments received (paid):
March 31, 2008	$2.6	$4.0	$-	$(6.6)	$-
March 31, 2007	0.4	-	(0.4)	-	-

Operating Activities
The Company’s operating activities used cash in the three months ended March 31, 2008 and 2007, primarily due to the Company’s net loss.

Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2008, primarily reflects net sales of short-term investments.  Net cash provided by investing activities for the three months ended March 31, 2007, reflected purchases of short-term investments.

Financing Activities
Net cash used for financing activities in the three months ended March 31, 2008, primarily reflects treasury stock purchases.  Net cash used for financing activities for the three months ended March 31, 2007, primarily reflected scheduled debt payments.

MAXXAM Parent

MAXXAM Parent has in the past provided, and may from time to time in the future, either directly or through subsidiaries, and under appropriate circumstances, provide various forms of financial assistance to its subsidiaries, or enter into financing or other transactions with its subsidiaries, including secured or unsecured loans, or asset purchases.  There can be no assurance that such subsidiaries will have sufficient liquidity in the future to repay intercompany loans.

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

At March 31, 2008, MAXXAM Parent had no external debt and had unrestricted cash, cash equivalents and marketable securities and other investments of $62.3 million.  MAXXAM Parent believes that its cash and other resources will be sufficient to fund its working capital requirements for the next twelve months. With respect to long-term liquidity, MAXXAM Parent believes that its existing cash and cash resources, together with future distributions from the real estate segment, will be sufficient to meet its long-term working capital requirements. See Note 1, “–Potential Impact on the Company and Certain Related Entities” regarding potential adverse impacts of the Bankruptcy Cases.

        In connection with the Debtors’ Joint Plan, MAXXAM Parent had indicated it would make certain important economic contributions.  In the first quarter of 2008, MAXXAM Parent provided financing to one of its indirect wholly-owned subsidiaries to purchase approximately $7.2 million of logs and lumber from Palco.

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

Capital expenditures and real estate improvement and development costs were $1.4 million for the first three months of 2008 and are expected to be between approximately $7.0 million and $11.0 million for the remainder of 2008.  The Company expects that these expenditures will be funded by existing cash and available credit facilities, or loans from MAXXAM Parent.  Subject to available resources, the Company’s real estate segment may purchase additional properties and/or seek other investment ventures from time to time as appropriate opportunities arise.

Racing Operations

At March 31, 2008, the racing segment had cash, cash equivalents and other investments of $4.4 million.  During the first quarter of 2008, SHRP, Ltd. borrowed $4.0 million from MAXXAM Parent to fund its 2008 capital expenditures and costs related to the expansion of its facilities for the summer concert series and to improve its working capital position.  SHRP, Ltd.’s management expects that the company will require additional advances from MAXXAM Parent or external sources to fund its operations and capital expenditures in the future.  SHRP, Ltd. is experiencing strong competition from Internet wagering and racinos in surrounding states.  These factors will also play a role in the long-term liquidity of SHRP, Ltd.

Capital expenditures for the racing operations were $0.4 million for the first three months of 2008 and are expected to be approximately $0.5 million for the remainder of 2008.  Subject to available resources, the Company’s racing segment may purchase additional properties and/or seek to expand its operations as appropriate opportunities arise.

MGI

At March 31, 2008, MGI had minimal cash and cash resources and its operating subsidiaries (the Debtors) are in bankruptcy.  See Note 1, “–Reorganization Proceedings of Palco and its Subsidiaries –Potential Impact on the Company and Certain Related Entities” regarding potential adverse impacts of the Bankruptcy Cases.  No assurance can be given that MGI will have sufficient cash resources to satisfy its obligations, including any arising out of the Bankruptcy Cases.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business.  The Company does not use derivatives for any of its treasury or risk management activities.

Trends

Real Estate Operations

The Company’s real estate segment is engaged in marketing and sales programs of varying magnitudes at its real estate developments.  The Company intends to continue selling undeveloped acreage and semi-developed parcels, generally to builders and developers, and fully developed lots to individuals and builders.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas developments.  As the proceeds from these asset sales have not been redeployed on other real estate assets and there have been significant declines in real estate demand in areas where the Company operates, this level of sales activity did not recur in 2007 or the first quarter of 2008 and is not expected to recur for the foreseeable future.  The real estate segment may purchase additional properties and/or seek other investment ventures as appropriate opportunities arise.

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

In June 2007, Sam Houston Race Park expanded and enhanced its outdoor concert series in an effort to increase attendance.

Critical Accounting Policies and Estimates

See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of the Form 10-K for a discussion of the Company’s critical accounting policies.  There have been no material changes to the Company’s critical accounting policies and estimates provided in the Form 10-K.

New Accounting Pronouncements

See Note 2 for a discussion of new accounting pronouncements and their impact on the Company’s consolidated financial statements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s cash flow and income may be affected by changes in domestic short-term interest rates due to the investment of available cash in money market funds and auction rate securities.  We monitor our net exposure to short-term interest rates and, as appropriate, reallocate investments to maximize returns.

The liquidity of our auction rate securities is subject to the availability of a market.  We monitor our net exposure to auction rate securities and, as appropriate, reallocate investments to maximize liquidity and minimize the Company’s exposure.

The valuation of our marketable equity security portfolio is subject to equity price risk.  We monitor our net exposure to equity price risk and, as appropriate, reallocate investments to minimize the Company’s exposure.  See Note 2 regarding the Company’s adoption of SFAS  No. 157.

The Company does not manage risk through use of derivatives, hedges or other complex financial instruments.

ITEM 4.                CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The information set forth in Note 8 is incorporated herein by reference.  Also see Note 1 for the status of the Debtors’ reorganization proceedings.

ITEM 1A.             RISK FACTORS

Part I, Item 1A of the Form 10-K contains important risk factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statement.  Additional risks and uncertainties not currently known or that are currently deemed immaterial may materially adversely impact our business, financial condition or operating results.

The information presented below updates, and should be in read in conjunction with, the other risk factor information disclosed in Part I, Item 1A of the Form 10-K.

The risk factor “Risks Related to the Bankruptcy Cases–The debtors may not be able to reorganize successfully, and the Company could lose some or all of its equity ownership interest” is deleted and the following two risk factors are substituted in its place:

 It is unclear which, if any, of the plans of reorganization will be confirmed and the Company could lose all of its equity ownership interests in the Debtors.

        Five plans of reorganization were filed in the Bankruptcy Cases before the deadline imposed by the Bankruptcy Court:  the Joint Plan, the Palco Debtors’ Alternative Plan, the Scopac Alternative Plan, the MRC/Marathon Plan, and the Noteholder Plan.  However, pursuant to the Settlement Term Sheet, the Joint Plan and Palco Debtors’ Alternative Plan have been withdrawn.  One of the remaining three plans, the MRC/Marathon Plan, would reorganize and continue the businesses of the Debtors.  The Noteholder Plan effectively provides for an auction of Scopac’s timberlands to the highest bidder.  The Scopac Alternative Plan would essentially transfer a portion of Scopac’s timberlands to the Timber Noteholders in satisfaction of their bankruptcy claims, with Scopac retaining the rest of its assets.

        Before any of such plans can be implemented, it must be confirmed by the Bankruptcy Court.  There is substantial uncertainty as to which plan of reorganization, if any, will be confirmed by the Bankruptcy Court.  If no plan is confirmed, the Bankruptcy Court may elect to convert the Bankruptcy Cases to a Chapter 7 liquidation proceeding.

        The MRC/Marathon Plan would result in the loss entirely of the Company’s indirect equity interests in Palco and Scopac and the Noteholder Plan would likely result in the loss entirely of such equity interests.

         Various provisions of the Settlement Term Sheet are dependent upon approval of the Bankruptcy Court of the Settlement Motion and confirmation of the MRC/Marathon Plan.

        On May 1, 2008, MRC, Marathon, the MAXXAM Entities, and the Palco Debtors entered into the Settlement Term Sheet.  A summary of the Settlement Term Sheet can found in Note 1, “–Reorganization Proceedings of Palco and Its Subsidiaries.”  Certain provisions of the Settlement Term Sheet are dependent upon Bankruptcy Court approval, which will be sought through the Settlement Motion.  Other provisions are dependent on the MRC/Marathon Plan being confirmed by the Bankruptcy Court and becoming effective (or not overturned upon appeal).  There can be no assurance that the Bankruptcy Court will approve the Settlement Motion.  Nor can there be any assurance that the MRC/Marathon Plan will be confirmed by the Bankruptcy Court and become effective (or not overturned upon appeal).

The Company has amended the second paragraph of the third item under “Risks Related to the Bankruptcy Cases” to read as follows:

         Scopac has been authorized by the Bankruptcy Court to fund budgeted ongoing operating and bankruptcy-related costs using operating cash flow and, to the extent needed, funds available in the SAR Account (subject to no more than $16.9 million in withdrawals from the SAR Account being outstanding at any given time).  Scopac expects these sources of liquidity to be adequate to enable Scopac to continue its operations through June 27, 2008 (the date the current cash collateral order expires).  Scopac’s SAR account is invested in auction rate securities and there are uncertainties regarding when Scopac will be able to liquidate these investments.  If these sources of liquidity are not adequate, and if Scopac is unable to obtain additional sources of liquidity and the necessary Bankruptcy Court approval to utilize such additional sources of liquidity, Scopac may not be able to continue operations and reorganize successfully under Chapter 11 of the Bankruptcy Code.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the Company’s purchases of shares of its Common Stock during the three months ended March 31, 2008.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share

January 1-31, 2008	-	$-

February 1-29, 2008	-	$-

March 1-31, 2008	687,480	$29.25

Total	687,480	$29.25
___________________________________________
(1)	The Company currently has no publicly-announced plans or programs to repurchase shares of its Common Stock.

The Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 6.                EXHIBITS

a.           Exhibits:

10.1
2008 Bonus Criteria adopted on March 28, 2008 for the MAXXAM Chief Executive Officer under the Company's Executive Bonus Plan adopted on March 28, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2008)

10.2
2008 Bonus Criteria adopted on March 28, 2008 for the MAXXAM President under the Company's Executive Bonus Plan adopted on March 28, 2008 (incorporated herein by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K filed on April 3, 2008)

10.3
2008 Bonus Criteria adopted on March 28, 2008 for the MAXXAM General Counsel under the the Company's Executive Bonus Plan adopted on March 28, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2008)

10.4
Stock Purchase Agreement, dated March 11, 2008, among the Company, Luxor Capital Partners, LP and Luxor Capital Partners Offshore, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2008)

* 31.1                 Section 302 Certification of Chief Executive Officer

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

                                                    MAXXAM INC.

Date: May 12, 2008	By:	/S/ M. EMILY MADISON
M. Emily Madison Vice President, Finance and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

APPENDIX A

Glossary of Defined Terms

Alternative Plans:  The two plans of reorganization filed with Bankruptcy Court on January 30, 2008 by the Palco Debtors as a group and Scopac as stand-alone alternatives  to the Joint Plan

Bankruptcy Cases:  The Chapter 11 proceedings of the Debtors

Bankruptcy Code:  The United States Bankruptcy Code

Bankruptcy Court:  The United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division

Beltway Assets:  Beltway Assets LLC, an indirect wholly owned subsidiary of the Company

Beltway Notes:  The 6.08% notes of Beltway Assets due in November 2024

Britt:  Britt Lumber Co., Inc., a wholly owned subsidiary of Palco

Cave action:  An action entitled Steve Cave, et al. v. Gary Clark, et al. (No. DR020719) filed in the Superior Court of Humboldt County, California

Class A Preferred Stock:  The Company’s Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock

Common Stock:  The Company’s $0.50 par value common stock

Company:  MAXXAM Inc., including its majority and wholly owned subsidiaries, except as otherwise indicated

Cook action:  An action entitled Alan Cook, et al. v. Gary Clark, et al. (No. DR020718) filed in the Superior Court of Humboldt County, California

Debtors:  Palco, Scopac, Britt, SDLLC and Palco’s other subsidiaries, all of which have filed for reorganization under the Bankruptcy Code

DIP Facility:  The $75.0 million Debtor-in-Possession revolving credit facility evidenced by the revolving credit agreement dated as of August 6, 2007, among the Palco Debtors, as borrowers, and Marathon

ERISA:  The Employee Retirement Income Security Act of 1974, as amended from time to time

Exclusivity Period:  A period following the date of filing of Chapter 11 bankruptcy (generally 120 days, subject to extension by the bankruptcy court), during which the debtor generally has the exclusive right to propose and seek approval of a plan of reorganization

FASB:  Financial Accounting Standards Board

FDIC:  Federal Deposit Insurance Corporation

FDIC action:  An action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-95-3956) filed by the FDIC on August 2, 1995 in the U.S. District Court for the Southern District of Texas

FIN No. 48:  FASB FIN No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109”

Form 10-K:  Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2007

Fountain Hills:  Fountain Hills, a master-planned residential community located in Fountain Hills, Arizona

GAAP:  Generally accepted accounting principles in the United States

Johnson action:  An action entitled Edyth Johnson, et al. v. Charles E. Hurwitz, an individual, MAXXAM Inc., et al. (No. DR040720) filed in the Superior Court of Humboldt County, California

Joint Plan:  Debtors’ joint plan of reorganization filed with the Bankruptcy Court on January 30, 2008

Lakepointe Assets:  Lakepointe Assets Holdings LLC, an indirect wholly owned subsidiary of the Company

Lakepointe Notes:  The 7.56% notes of Lakepointe Assets and its subsidiaries due in June 2021

Marathon:  Marathon Structured Finance Fund L.P.

MAXXAM Entities: MAXXAM Parent, MGHI and MGI, as parties to the Settlement Term Sheet

MAXXAM Parent:  MAXXAM Inc., excluding its majority and wholly owned subsidiaries

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company, and MGI Parent

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI and Palco’s parent

Mirada:  The Company’s luxury resort-residential project located in Rancho Mirage, California

Motel Assets:  Motel Assets Holdings LLC, an indirect wholly owned subsidiary of the Company

Motel Notes:  The 7.03% notes of Motel Assets and its subsidiaries due in May 2018

MRC: Mendocino Redwood Company, LLC

MRC/Marathon Plan:  The plan of reorganization of MRC and Marathon filed with the Bankruptcy Court on January 30, 2008

Newco:  The company that would succeed the Debtors under the MRC/Marathon Plan

Noteholder Plan:  The plan of reorganization filed with the Bankruptcy Court on January 30, 2008 by the indenture trustee for the Scopac Timber Notes on behalf of the Timber Noteholders

OTS:  The United States Department of Treasury’s Office of Thrift Supervision

OTS action:  A formal administrative proceeding initiated by the OTS against the Company and others on December  26, 1995

Palco:  The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Debtors:  Palco, Britt, SDLLC, Salmon Creek and Scotia Inn

Palco Revolving Credit Facility:  The five-year $60.0 million secured asset-based revolving credit facility evidenced by the Revolving Credit Agreement dated as of July 18, 2006, among Palco and Britt, as borrowers, and Marathon, which was retired from the proceeds of the DIP Facility

Palco Term Loan:    The five-year $85.0 million secured term loan evidenced by the Term Loan Agreement dated as of July 18, 2006, among Palco and Britt, as borrowers, and Marathon, as amended

Palmas:  Palmas del Mar, a master-planned residential community and resort located on the southeastern coast of Puerto Rico near Humacao

Palmas Notes:  The 7.12% notes due December 20, 2030 of Palmas Country Club, Inc., an indirect wholly owned subsidiary of the Company

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

SDLLC:  Scotia Development LLC, a wholly owned subsidiary of Palco as of the Filing Date

SEC:  The Securities and Exchange Commission

Settlement Motion:  The motion filed with the Bankruptcy Court by the Palco Debtors seeking approval of certain provisions of the Settlement Term Sheet

Settlement Term Sheet: Term Sheet Regarding Global Settlement and Plan Support among MRC, Marathon, the MAXXAM Entities, and the Palco Debtors

SFAS:  Statement of Financial Accounting Standards

SFAS No. 141R:  SFAS No. 141 (revised 2007), “Business Combinations”

SFAS No. 157:  SFAS No. 157, “Fair Value Measurements”

SFAS No. 159:  SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a wholly owned subsidiary of the Company that owns and operates Sam Houston Race Park and Valley Race Park

Timber Noteholders:  The holders of the Scopac Timber Notes

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