Form 10-Q
period 2008-08-08
MAXXAM INC
filed 2008-08-08
CIK 63814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
[Missing Graphic Reference]
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of common stock outstanding at August 6, 2008: 4,561,237

MAXXAM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share information)

	June 30, 2008	December 31, 2007
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$56.0	$67.8
Marketable securities and other short-term investments	3.4	25.0
Receivables:
Trade, net of allowance for doubtful accounts of $0.4 and $0.5, respectively	2.3	3.0
Other	1.7	1.6
Inventories:
Lumber	1.0	-
Real estate	3.8	3.9
Prepaid expenses and other current assets	2.7	2.9
Restricted cash	1.8	2.3
Total current assets	72.7	106.5
Property, plant and equipment, net of accumulated depreciation of $104.6 and $99.1, respectively	216.1	219.8
Real estate inventory	54.4	52.7
Deferred income taxes	94.7	94.7
Deferred financing costs	4.5	4.9
Long-term receivables and other assets	6.5	6.7
Long-term investments and restricted cash of $3.6	20.9	33.6
	$469.8	$518.9
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3.8	$6.5
Accrued interest	0.9	0.9
Accrued compensation and related benefits	5.3	2.3
Accrued development costs	1.2	1.6
Accrued other taxes	2.9	1.3
Deferred revenue	1.9	0.7
Other accrued liabilities	13.2	14.0
Short-term borrowings and current maturities of long-term debt	5.9	5.3
Total current liabilities	35.1	32.6
Long-term debt, less current maturities	208.1	211.2
Accrued pension and other postretirement benefits	7.0	7.0
Other noncurrent liabilities	41.7	45.1
Losses in excess of investment in Debtors	484.2	484.2
Total liabilities	776.1	780.1
Commitments and contingencies (see Note 8)
Stockholders’ deficit:
Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock; 668,964 shares issued and 668,119 shares outstanding	0.3	0.3

Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares issued; 4,561,237 and 5,248,717 shares outstanding, respectively	5.0	5.0
Additional capital	225.3	225.3
Accumulated deficit	(369.5)	(342.9)
Accumulated other comprehensive income (loss)	0.4	(1.2)
Treasury stock, at cost (shares held; preferred – 845; common – 5,502,122 and 4,814,642, respectively)	(167.8)	(147.7)
Total stockholders’ deficit	(306.3)	(261.2)
	$469.8	$518.9

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of dollars, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)

Sales:
Real estate	$9.7	$12.8	$18.6	$24.4
Racing	10.7	10.5	23.5	23.2
Forest products, net of discounts	-	-	-	4.4
Corporate	2.9	-	2.9	-
	23.3	23.3	45.0	52.0
Costs and expenses:
Cost of sales and operations:
Real estate	5.0	5.7	9.2	11.0
Racing	10.7	9.6	21.7	20.4
Forest products	-	-	-	4.3
Corporate	4.1	-	4.1	-
Selling, general and administrative expenses	5.5	8.8	16.3	18.8
Gains on sales of other assets	-	-	-	(0.1)
Depreciation, depletion and amortization	3.1	3.5	5.9	8.0
	28.4	27.6	57.2	62.4
Operating loss:
Real estate	(1.7)	-	(2.9)	(0.6)
Racing	(2.7)	(1.8)	(3.5)	(2.4)
Forest products	(0.5)	(0.5)	(1.0)	(3.5)
Corporate	(0.2)	(2.0)	(4.8)	(3.9)
	(5.1)	(4.3)	(12.2)	(10.4)
Other income (expense):
Investment, interest and other income (expense)	(3.2)	1.8	(5.8)	3.0
Interest expense	(4.0)	(4.0)	(8.1)	(11.1)
Amortization of deferred financing costs	(0.2)	(0.2)	(0.3)	(0.5)
Loss before income taxes	(12.5)	(6.7)	(26.4)	(19.0)
Provision for income taxes	(0.2)	-	(0.2)	-
Net loss	$(12.7)	$(6.7)	$(26.6)	$(19.0)

Basic loss per common and common equivalent share	$(2.78)	$(1.28)	$(5.50)	$(3.62)

Diluted loss per common and common equivalent share	$(2.78)	$(1.28)	$(5.50)	$(3.62)

Weighted average shares outstanding - Basic	4,561,237	5,251,226	4,836,984	5,253,267

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net loss	$(26.6)	$(19.0)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, depletion and amortization	5.9	8.0
Non-cash stock-based compensation expense	(1.6)	(0.4)
Gains on sales of other assets	-	(0.1)
Net losses (gains) from marketable securities	6.9	(0.6)
Amortization of deferred financing costs	0.3	0.5
Equity income of unconsolidated affiliates, net of dividends	(0.1)	(0.4)
Increase (decrease) in cash resulting from changes in:
Receivables	0.6	8.5
Inventories	(0.9)	0.8
Prepaid expenses and other assets	0.2	0.8
Accounts payable	(2.7)	0.4
Accrued income taxes	(0.3)	(0.1)
Other accrued liabilities	3.0	(2.1)
Accrued interest	-	2.7
Long-term assets and long-term liabilities	(1.8)	(4.4)
Other	-	(0.3)
Net cash used for operating activities	(17.1)	(5.7)

Cash flows from investing activities:
Net proceeds from the disposition of property and investments	-	0.1
Maturities of marketable securities and other investments	11.6	105.6
Sales of marketable securities and other investments	26.5	53.2
Purchases of marketable securities and other investments	(9.1)	(150.8)
Net proceeds from restricted cash	0.6	0.7
Capital expenditures	(2.1)	(1.9)
Decrease in cash due to deconsolidation of Debtors	-	(1.1)
Contribution to joint venture	-	(0.6)
Net cash provided by investing activities	27.5	5.2

Cash flows from financing activities:
Principal payments on long-term debt	(2.5)	(2.3)
Borrowings under revolving and short-term credit facilities	-	2.2
Treasury stock purchases	(20.1)	(0.2)
Net proceeds from refundable deposits	0.4	0.7
Net cash provided by (used for) financing activities	(22.2)	0.4

Net increase (decrease) in cash and cash equivalents	(11.8)	(0.1)
Cash and cash equivalents at beginning of the period	67.8	34.8
Cash and cash equivalents at end of the period	$56.0	$34.7

Supplemental disclosure of cash flow information:
Interest paid	$8.1	$8.4

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2008, the consolidated results of operations for the three months and six months ended June 30, 2008 and 2007, and the consolidated cash flows for the six months ended June 30, 2008 and 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s two operating segments incurred operating losses in 2007 and in the first six months of 2008.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s real estate developments.  As the proceeds from these asset sales have not been redeployed on other real estate assets and there have been significant declines in real estate demand in areas where the Company operates, this level of sales activity did not recur in 2007 or in the first six months of 2008 and is not expected to recur for some time.  In addition, the Company has material uncertainties as a result of the Bankruptcy Cases (see the “–Reorganization Proceedings of Palco and its Subsidiaries” section below).  The unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.  The Company believes that its cash and other resources will be sufficient to fund its working capital requirements for the next twelve months; nonetheless, it has implemented cost reduction initiatives, where appropriate has eliminated discretionary spending and is taking actions to monetize portions of its investment portfolio in an effort to generate additional cash resources.

Deconsolidation of Palco and its Subsidiaries

Under GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner.  Under these principles, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner.  As discussed below, on January 18, 2007, the Debtors - Palco and its subsidiaries - filed for reorganization under Chapter 11 of the Bankruptcy Code.  As a result, the Company deconsolidated the Debtors’ financial results beginning January 19, 2007, and began reporting its investment in the Debtors using the cost method.  The consolidated financial statements for the six months ended June 30, 2007 include the Debtors’ financial results from January 1, 2007 through January 18, 2007.  These consolidated financial statements do not reflect any adjustment related to the deconsolidation of the Debtors other than presenting the Company’s investment in the Debtors using the cost method.  See the “–Reorganization Proceedings of Palco and its Subsidiaries” section below for further information regarding the Debtors’ reorganization proceedings.

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

The Company will reevaluate the accounting treatment of its investment in the Debtors when either:  (i) the Debtors’ bankruptcies are resolved, or (ii) there is a change in the equity ownership of the Debtors.  A change in equity ownership occurred on July 30, 2008.  The Company will reevaluate the accounting treatment of its investment in the Debtors in the third quarter of 2008.

Reorganization Proceedings of Palco and its Subsidiaries

Bankruptcy Filings
On January 18, 2007, the Palco Debtors and Scopac, Palco’s other wholly owned subsidiary, filed the Bankruptcy Cases, separate voluntary petitions in the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code.  The Bankruptcy Cases were jointly administered, with the Debtors (the Palco Debtors and Scopac) managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Bankruptcy Court.  As a result of the Bankruptcy Cases, the Company deconsolidated the Debtors’ financial results beginning January 19, 2007.

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

As of the Filing Date, Scopac’s indebtedness consisted of the Scopac Timber Notes, its 6.55% Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due 2028 ($713.8 million principal outstanding as of December 31, 2006) and a line of credit with a group of banks pursuant to which Scopac was permitted to borrow to pay up to one year’s interest on the Scopac Timber Notes ($36.2 million principal outstanding as of December 31, 2006).  These obligations were each secured by (i) Scopac’s timber, timberlands and timber rights, (ii) certain contract rights and other assets, (iii) the proceeds of the foregoing and (iv) the funds held in various segregated accounts related to the Scopac Timber Notes.  Annual interest obligations related to Scopac’s debt facilities were approximately $55.4 million as of December 31, 2006.

As of the Filing Date, Palco’s principal indebtedness consisted of the Palco Term Loan, a five-year $85.0 million secured term loan ($84.3 million principal outstanding as of December 31, 2006), and the Palco Revolving Credit Facility, a five-year $60.0 million secured asset-based revolving credit facility ($24.1 million of borrowings outstanding and $13.7 million of letters of credit issued as of December 31, 2006).  Marathon provided both facilities, which were secured by the stock of Palco owned by MGI, and substantially all of the assets of the Palco Debtors (other than Palco’s equity interest in Scopac).  The Palco Revolving Credit Facility was subsequently retired with the DIP Facility, a Debtor-in-Possession revolving credit facility provided by Marathon.

      Filing of Plans of Reorganization
      In December 2007, the Bankruptcy Court approved an agreement by the Debtors and other parties allowing the Debtors, as well as the Unsecured Creditors Committee, Marathon and the holders of the Scopac Timber Notes to file plans of reorganization.  The Debtors subsequently filed the Joint Plan.  As the Debtors did not believe the Joint Plan was eligible to be “crammed down” (forced on) creditors who voted against it, the Palco Debtors as a group and Scopac filed the Alternative Plans, separate stand-alone plans of reorganization.  As discussed below, the Joint Plan and the Palco Alternative Plan were withdrawn on May 1, 2008.

Two other plans of reorganization were filed.  The first, the MRC/Marathon Plan, was filed (and later amended) by MRC and Marathon.  The second, the Noteholder Plan, was filed (and later amended and modified) by the Indenture Trustee on behalf of the Timber Noteholders, the holders of the Scopac Timber Notes.  The MRC/Marathon Plan provided for the Debtors to be reorganized and continued under two new companies, one (Newco) to be owned jointly by MRC and Marathon, and the other to be owned by Marathon, with substantial cash payments to be made to all of the creditor classes other than Marathon.  The Noteholder Plan, which did not address the Palco Debtors, would effectively result in an auction of Scopac’s timberlands to the highest bidder.  Both the MRC/Marathon Plan and the Noteholder Plan provided for the loss entirely of the Company’s indirect equity interests in Palco and Scopac.

Recent Developments in the Bankruptcy Proceedings
On July 8, 2008, the Bankruptcy Court entered the Confirmation Order, which confirmed the MRC/Marathon Plan and denied confirmation of the Noteholder Plan, among other things.    On July 11, 2008, the Bankruptcy Court approved the Settlement Agreement described below.  After further proceedings before the Bankruptcy Court, the Indenture Trustee and other parties appealed the Confirmation Order to the Fifth Circuit, as well as seeking a stay of the Confirmation Order pending appeal.

Following the Fifth Circuit’s denial of the request for a stay of the Confirmation Order, the MRC/Marathon Plan closed on July 30, 2008.  The consummation of the MRC/Marathon Plan resulted in the loss entirely of the Company’s indirect equity interest in Palco and its subsidiaries, including Scopac.  The appeal by the Indenture Trustee and others of the Confirmation Order remains outstanding, with the Fifth Circuit having set a date in October 2008 for oral argument.  There can be no assurance that the MRC/Marathon Plan will not be overturned by the Fifth Circuit.

Settlement Agreement
On May 1, 2008, MRC, Marathon, the MAXXAM Entities, and the Palco Debtors entered into the Settlement Agreement, a settlement of various matters in respect of the Debtors’ bankruptcy proceedings.  Scopac was not a party to the Settlement Agreement.  Except as otherwise noted below, the provisions of the Settlement Agreement were effective upon execution by the parties.

As required by the Settlement Agreement, the Palco Debtors withdrew the Joint Plan and the Palco Debtors’ Alternative Plan and the MAXXAM Entities withdrew as co-proponents of the Joint Plan and the two Alternative Plans.  The MAXXAM Entities and Palco Debtors were also required to (a) express support for and use their best efforts to defend the MRC/Marathon Plan, and (b) use their best efforts to oppose any competing plan of reorganization.  The Settlement Agreement also obligates the Company to indemnify the Indemnified Parties against certain tax liabilities assessed on the Indemnified Parties subsequent to the reorganization.

The Settlement Agreement required MRC and Marathon to amend the terms of the MRC/Marathon Plan, among other things, to provide for (i) a cash payment of not less than $520.0 million to the Timber Noteholders in satisfaction of their bankruptcy claims, and (ii) assumption of the Palco Pension Plan by Newco upon consummation of the MRC/Marathon Plan (provided that the latter provision would no longer be effective were the MRC/Marathon Plan to be overturned and unwound on appeal).  As called for by the Settlement Agreement, the Company received consideration of $2.25 million at the time the MRC/Marathon Plan was consummated.  However, such cash payment would have to be refunded were the MRC/Marathon Plan to be overturned and unwound on appeal.

Pursuant to the provisions of the Settlement Agreement, an indirect wholly-owned subsidiary of the Company in June required MRC to re-purchase lumber that the subsidiary had previously purchased from Palco.  The subsidiary received $3.9 million at the time of closing and an additional $1.3 million in contingent consideration at the time the MRC/Marathon Plan was consummated.  See Note 3 for further information regarding this transaction.

The MAXXAM Entities granted a release in favor of MRC, Marathon and various related parties, and MRC and Marathon granted a release in favor of the MAXXAM Entities and various related parties.  Subject to certain exceptions relating to Marathon and the MAXXAM Entities, the release covers any and all claims (a) that MRC, Marathon or the MAXXAM Entities had against any of the released parties, and (b) relating to any of the Debtors or their bankruptcy cases that might thereafter arise.  Effective upon the Bankruptcy Court’s approval of the Settlement Agreement, the MAXXAM Entities, MRC and Marathon released the Palco Debtors and various related parties against any and all claims (a) that the MAXXAM Entities, MRC and Marathon had against any of the released parties (including approximately $40.0 million of intercompany indebtedness owed by the Palco Debtors to the MAXXAM Entities), and (b) relating to any of the Debtors or their bankruptcy cases that might thereafter arise.  Effective upon the consummation of the MRC/Marathon Plan, the Palco Debtors released each other, MRC, Marathon, the MAXXAM Entities and various related parties against any and all claims (a) that the Palco Debtors may have had against any of the released parties, or (b) relating to any of the Debtors or their bankruptcy cases that might thereafter arise.

Potential Impact on the Company and Certain Related Entities
As indicated above, the MRC/Marathon Plan was consummated on July 30, 2008, resulting in the loss entirely of the Company’s indirect equity interests in Palco and its subsidiaries, including Scopac.  The consolidated financial statements in this report include the Company’s losses in excess of its investment in the Debtors of $484.2 million.  The Company will reevaluate the accounting treatment of its investment in the Debtors during the third quarter of 2008.  The Company expects it will reverse all or a portion of (depending on the status of the appeal) its investment in the Debtors, including the related tax effects, in the third quarter of 2008.

The Bankruptcy Cases could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates, including MGHI and/or MGI.  It is possible that the MRC/Marathon Plan could be overturned and unwound as a result of the appeal pending before the Fifth Circuit.  If that occurs, the Company would be required to return the $2.25 million of cash consideration received upon consummation of the MRC/Marathon Plan and Newco’s assumption of the Palco Pension Plan would no longer be effective.  The estimated unfunded termination obligation attributable to the Palco Pension Plan as of December 31, 2007, was approximately $17.0 million based upon annuity placement interest rate assumptions as of such date.  See Note 7 for a summary of a July 10, 2008 agreement between the Company and the PBGC regarding the Palco Pension Plan.

In addition to the foregoing matters, the consummation of the MRC/Marathon Plan (or the Noteholder Plan, in the event the MRC/Marathon Plan is overturned upon appeal) is expected to result in the utilization of all or a substantial portion of the Company’s net operating losses and other tax attributes for federal and state income tax purposes, and could result in MGI incurring significant tax liabilities that would not be offset by its tax attributes.  Moreover, the MRC/Marathon Plan (and the Noteholder Plan) provides for litigation trusts, which could bring claims against the Company and certain of its affiliates.

        The consolidated financial statements do not include any adjustments that may result from these contingencies.

Reclassifications

Certain reclassifications have been made to prior years’ Consolidated Balance Sheets to be consistent with the current year’s presentation, including the reclassification of long-term investments from long-term receivables and other assets to long-term investments and restricted cash and the reclassification of investments in limited partnerships from current assets to noncurrent assets.

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

2.     New Accounting Standards

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB deferred for one year the implementation of SFAS No. 157 for nonfinancial assets and liabilities; however, SFAS No. 157 remains effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in a company’s financial statements.  The Company adopted this portion of SFAS No. 157 on January 1, 2008.  The following provides further information on the impact of this Statement to financial assets and liabilities.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3

Description:

Short-term investments	$3.4	$3.4	$-	$-

Auction rate securities	5.2	-	-	5.2

Total	$8.6	$3.4	$-	$5.2

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in millions):

Auction Rate Securities

Carrying value as of January 1, 2008	$11.5
Settlements	(2.6)
Impairment charge included in the Consolidated Statement of Operations	(3.7)
Carrying value as of June 30, 2008	$5.2

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

Business Combinations
       In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. SFAS No. 141R replaces FASB Statement No. 141, Business Combinations.  The Statement retains the purchase method of accounting used in business combinations, but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed.  In addition, the Statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141R on January 1, 2009 for acquisitions on or after such date.

3.      Segment Information and Other Items

Sales and operating income (loss) for each reportable segment are presented in the Condensed Consolidated Statements of Operations.  The amounts reflected in the MGI column represent MGI’s assets, liabilities, general and administrative expenses on a stand-alone basis (without Palco or any of Palco’s subsidiaries). Operating losses for “Corporate” represent general and administrative expenses not directly attributable to the reportable segments and include the sale of lumber to MRC discussed below and in Note 1.  The amounts reflected in the “Corporate” column also serve to reconcile the total of the reportable segments’ amounts to totals in the Company’s consolidated financial statements.

						Total	Reportable
	Reportable Segments					Excluding	Segments
	Real Estate	Racing	MGI	Corporate		Debtors	Debtors		Consolidated Total
	(In millions of dollars)
Investment, interest and other income for the three months ended:
June 30, 2008	$(1.2)	$-	$-	$(2.0)	(1)	$(3.2)		$(2)	$(3.2)
June 30, 2007	1.0	0.1	-	0.7		1.8		(2)	1.8

Investment, interest and other income for the six months ended:
June 30, 2008	$(1.0)	$-	$-	$(4.8)	(1)	$(5.8)		$(2)	$(5.8)
June 30, 2007	1.2	0.1	-	1.5		2.8	0.2	(3)	3.0

Selling, general and administrative expense for the three months ended:
June 30, 2008	$3.9	$2.2	$0.5	$(1.1)	(4)	$5.5		$(2)	$5.5
June 30, 2007	4.0	2.3	0.5	2.0	(4)	8.8		(2)	8.8

Selling, general and administrative expense for the six months ended:
June 30, 2008	$7.4	$4.4	$1.0	$3.5	(4)	$16.3		$(2)	$16.3
June 30, 2007	7.9	4.4	1.2	3.8	(4)	17.3	1.5	(3)	18.8

Operating loss for the three months ended:
June 30, 2008	$(1.7)	$(2.7)	$(0.5)	$(0.2)		$(5.1)		$(2)	$(5.1)
June 30, 2007	-	(1.8)	(0.5)	(2.0)		(4.3)		(2)	(4.3)

Operating loss for the six months ended:
June 30, 2008	$(2.9)	$(3.5)	$(1.0)	$(4.8)		$(12.2)		$(2)	$(12.2)
June 30, 2007	(0.6)	(2.4)	(1.2)	(3.9)		(8.1)	(2.3)	(3)	(10.4)

Interest expense for the three months ended (5):
June 30, 2008	$(4.2)	$-	$-	$-		$(4.2)		$(2)	$(4.2)
June 30, 2007	(4.2)	-	-	-		(4.2)		(2)	(4.2)

Interest expense for the six months ended (5):
June 30, 2008	$(8.4)	$-	$-	$-		$(8.4)		$(2)	$(8.4)
June 30, 2007	(8.5)	-	-	-		(8.5)	(3.1)	(3)	(11.6)
__________________________

Table and Notes continued on next page

						Total	Reportable
	Reportable Segments					Excluding	Segments
	Real Estate	Racing	MGI	Corporate		Debtors	Debtors		Consolidated Total
	(In millions of dollars)

Depreciation, depletion and amortization for the three months ended:
June 30, 2008	$2.5	$0.5	$-	$0.1		$3.1		$(2)	$3.1
June 30, 2007	3.1	0.4	-	-		3.5		(2)	3.5

Depreciation, depletion and amortization for the six months ended:
June 30, 2008	$4.9	$0.9	$-	$0.1		$5.9		$(2)	$5.9
June 30, 2007	6.2	0.8	-	0.1		7.1	0.9	(3)	8.0

Loss before income taxes for the three months ended:
June 30, 2008	$(7.1)	$(2.7)	$(0.5)	$(2.2)	(6)	$(12.5)		$(2)	$(12.5)
June 30, 2007	(3.2)	(1.7)	(0.5)	(1.3)		(6.7)		(2)	(6.7)

Loss before income taxes for the six months ended:
June 30, 2008	$(12.3)	$(3.5)	$(1.0)	$(9.6)	(6)	$(26.4)		$(2)	$(26.4)
June 30, 2007	(7.9)	(2.3)	(1.2)	(2.4)		(13.8)	(5.2)	(3)	(19.0)

Capital expenditures for the three months ended:
June 30, 2008	$0.4	$1.2	$-	$-		$1.6		$(2)	$1.6
June 30, 2007	0.3	1.2	-	-		1.5		(2)	1.5

Capital expenditures for the six months ended:
June 30, 2008	$0.5	$1.6	$-	$-		$2.1		$(2)	$2.1
June 30, 2007	0.4	1.4	-	0.1		1.9	-	(3)	1.9

Total assets as of:
June 30, 2008	$274.3	$36.6	$-	$158.9		$469.8		$(2)	$469.8
December 31, 2007	281.5	36.0	-	201.4		518.9		(2)	518.9

___________________________________________
(1)
Includes a $3.7 million impairment charge for the three months ended June 30, 2008 and a $5.5 million impairment charge for the six months ended June 30, 2008 related to the Company’s investment portfolio.

(2)
As a result of the deconsolidation of the Debtors, their data is not included in the consolidated results of operations for the three months ended June 30, 2008 and June 30, 2007 or in consolidated total assets as of June 30, 2008 or December 31, 2007.

(3)	These amounts are for the period from January 1, 2007 through January 18, 2007.
(4)
Includes a benefit related to stock-based compensation in the amount of $3.4 million and $0.9 million for the three months ended June 30, 2008 and 2007, respectively and $1.6 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.

(5)	Interest expense includes amortization of deferred financing costs.
(6)	Includes a $1.2 million loss related to the sale of lumber to MRC.

    Treasury Stock Purchases
The Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.  In March 2008, MAXXAM Parent purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate cost of $20.1 million.

Log Transactions
In January 2008, an indirect wholly-owned subsidiary of the Company entered into a purchase agreement pursuant to which the subsidiary purchased logs from Palco in order to provide liquidity to Palco.  The agreement required the subsidiary to hold the logs for a sixty-day period, during which Palco could repurchase the logs.  The subsidiary could sell the logs to a third party after the expiration of the sixty-day period, but had to remit to Palco any net profits from the sale.  When Palco did not repurchase the logs during the sixty days, the subsidiary sold the logs to a third party.  The June 30, 2008 financial statements include a $0.4 million payable to Palco, consisting of the net profits of such sale, which was paid in July 2008.  The Company has accounted for this transaction as financing rather than a sale since the risks and rewards of ownership did not pass to the subsidiary.

Lumber Transactions
In January 2008 and again in February 2008, the subsidiary referred to above entered into purchase agreements pursuant to which the subsidiary purchased an aggregate of $5.1 million of lumber from Palco, again to provide liquidity to Palco.  The risks and rewards of ownership of the lumber passed to the subsidiary under the terms of the agreement.

Under the terms of the Settlement Agreement, the subsidiary sold the lumber to MRC in June 2008 for initial consideration aggregating $3.9 million.  As of June 30, 2008, the Company recognized sales of $2.9 million, as well as a $1.2 million loss on the sale.  The remaining lumber was shipped in July 2008.  As required by the Settlement Agreement, MRC paid another $1.3 million of contingent consideration to the subsidiary on July 30, 2008, the date that the MRC/Marathon Plan became effective.

4.    Cash, Cash Equivalents, Marketable Securities and Other Investments

The following table presents cash, cash equivalents, marketable securities and other investments, in the aggregate (in millions):

	June 30, 2008	December 31, 2007

Current:
Cash and cash equivalents	$56.0	$67.8
Marketable securities - auction rate securities	-	5.5
Marketable securities - other	3.4	19.5
Restricted cash	1.8	2.3
Total current	61.2	95.1

Non-Current:
Marketable securities - auction rate securities	5.2	6.0
Investments in limited partnerships	12.1	24.0
Restricted cash	3.6	3.6
Total non-current	20.9	33.6
	82.1	128.7
Less: restricted amounts	(5.4)	(5.9)
Total unrestricted cash, cash equivalents, marketable securities and other investments	$76.7	$122.8

Cash Equivalents
Cash equivalents consist of highly liquid money market instruments with maturities of three months or less from the date of purchase.  As of June 30, 2008 and December 31, 2007, the carrying amounts of the Company’s cash equivalents approximated fair value.

Marketable Securities
Marketable securities consist of the following classification of investments (in millions):
	June 30, 2008(1)
	Carrying Value	Aggregate Fair Value	Net Gains in AOCL	Net Losses in AOCL

Auction rate securities	$5.2	$5.2	$-	$-
Equity securities and other investments	3.4	3.4	0.4	-
Total	$8.6	$8.6	$0.4	$-
___________________________________________
(1)	There were no investments in a continuous unrealized loss position for 12 months or longer.

	December 31, 2007
	Carrying Value	Aggregate Fair Value	Net Gains in AOCL	Net Losses in AOCL

Debt securities with maturities of less than one year	$6.3	$6.3	$-	$-
Auction rate securities	11.5	11.5	-	-
Equity securities and other investments	13.2	13.2	0.4	(1.7)
Total	$31.0	$31.0	$0.4	$(1.7)

Impairment Analysis
Available-for-sale securities are evaluated for impairment at the end of each reporting period and declines in value judged to be other-than-temporary are recognized and included in investment and interest income.  Liquidity issues in global credit and capital markets have caused a collapse of the market for auction rate securities as well as the leveraged buyout market.

At June 30, 2008, the Company had $9.6 million of principal invested in auction rate securities (with a book value of $5.2 million).  The auction rate securities held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month.  The monthly auctions have historically provided a liquid market for these securities.  With the liquidity issues being experienced in global credit and capital markets, the auction rate securities held by the Company at June 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.  Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, the Company recorded a pre-tax impairment charge of $1.9 million in the second quarter of 2008 and $3.7 million for the six months ended June 30, 2008, reflecting current market values and/or quotes from third parties for these securities.  The estimated market value of the Company’s auction rate securities holdings at June 30, 2008 was $5.2 million, which reflects a cumulative reduction of $4.4 million.  Given the uncertainties regarding when the Company will be able to liquidate its auction rate securities, the Company has classified all of its auction rate securities as a non-current asset at June 30, 2008.  The Company only classified its auction rate securities with failed auctions as a non-current asset at December 31, 2007.

At June 30, 2008, the Company had $5.6 million invested in marketable securities (with a book value of $3.4 million).  The Company has determined, based on current market conditions, issues being experienced in the credit markets, and the anticipated break-up of a contemplated transaction, that the decline in value of one of its investments is other-than-temporary.  Accordingly, the Company has recognized and included in investment income a $1.8 million impairment charge related to this investment.  The $1.8 million decline in value related to this investment was previously recorded as an unrealized loss in AOCL.

   The Company has used the best available information as of the filing date to estimate the market value of its investment portfolio.  Given the uncertainties in the credit markets, particularly as it relates to auction rate and equity securities, it is possible the Company’s valuation estimates could change materially within the next year as facts and circumstances change.

5.	Debt

Principal amounts of outstanding debt consist of the following (in millions):

	June 30, 2008	December 31, 2007

7.56% Lakepointe Notes due June 8, 2021	$110.9	$111.8
7.03% Motel Notes due May 1, 2018	42.5	43.3
6.08% Beltway Notes due November 9, 2024	27.6	27.9
7.12% Palmas Notes due December 20, 2030	28.0	28.2
Other notes and contracts, primarily secured by receivables, buildings, real estate and equipment	5.0	5.3
Total principal outstanding	214.0	216.5

Less: Short-term borrowings and current maturities	(5.9)	(5.3)
	$208.1	$211.2

Letters of Credit
The Company’s real estate segment has posted letters of credit in the amount of $2.0 million at June 30, 2008 to satisfy certain liability insurance policy requirements.

Loan Covenants
Certain debt instruments restrict the ability of the Company’s subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

6.     Income Taxes

The Company had losses before income taxes of $26.4 million for the first six months of 2008; however, the Company has not recorded any tax benefit during these periods as the Company anticipates an effective tax rate of zero.  Each period, the Company evaluates appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in that period and those being carried forward.  Based on this evaluation, the Company provided valuation allowances with respect to the deferred tax assets attributable to the losses and credits generated during the three months and six months ended June 30, 2008.  These valuation allowances were in addition to the valuation allowances that were provided in prior years.

The Company has unrecognized tax benefits associated with net operating losses and capital losses.  These unrecognized tax benefits, if recognized, would not be expected to affect the effective tax rate because it is expected that valuation allowances would be required in respect of the related tax benefits.

The Company has elected under FIN No. 48 to classify interest and penalties related to unrecognized tax benefits as income taxes in the financial statements.  For the period ended June 30, 2008, there were no recognized or unrecognized interest or penalties related to unrecognized tax benefits.

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

The Company anticipates a significant change in the balance of recognized tax benefits within the next twelve months.  As discussed in Note 1, the consummation of the MRC/Marathon Plan is expected to result in the utilization of all or a substantial portion of, or the loss of a significant portion of, the Company’s net operating losses and other tax attributes for federal and state income tax purposes, and could result in MGI incurring significant tax liabilities that would not be offset by its tax attributes.

7.     Employee Benefit Plans

The components of pension and other postretirement benefits expense in respect of the Company's employee benefit plans are as follows (in millions):

	Pension Benefits		Medical/Life		Pension Benefits		Medical/Life
	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Components of net periodic benefit costs:
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	0.4	0.5	0.1	-	0.9	1.0	0.1	-
Expected return on assets	(0.5)	(0.5)	-	-	(1.1)	(1.0)	-	-
Recognized net actuarial loss	-	-	-	-	-	-	-	-
Amortization of prior service costs	-	-	-	-	-	-	-	-
Net periodic benefit costs	(0.1)	-	0.1	-	(0.2)	-	0.1	-
Curtailments, settlements and other	-	-	-	-	-	-	-	-
Adjusted net periodic benefit costs	$(0.1)	$-	$0.1	$-	$(0.2)	$-	$0.1	$-

On July 10, 2008, the Company and the PBGC entered into an agreement pursuant to which the Company essentially agreed, among other things, that should the PBGC elect to terminate the Palco Pension Plan in the future, the Company would be liable for any unfunded obligations then outstanding with respect to the Palco Pension Plan.  If such a termination was to be initiated, the Company expects it would first take actions to assume sponsorship of the Palco Pension Plan in order to avoid such termination.  This agreement terminates on the earliest of (i) its fifth anniversary, (ii) the date the Palco Pension Plan is assumed by the Company, (iii) the date the Palco Pension Plan is terminated under certain standard termination procedures set forth in ERISA, or (iv) the date the Palco Pension Plan is properly merged into another plan in accordance with ERISA and the Internal Revenue Code.

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

In November 2002, the Respondents filed the Sanctions Motion stating that the FDIC illegally paid the OTS to bring the OTS action against the Respondents and that the FDIC illegally sued for an improper purpose (i.e., in order to acquire timberlands held by a subsidiary of the Company).  The Respondents sought as a sanction to be made whole for the attorneys’ fees they have paid (plus interest) in connection with the OTS and FDIC actions.  As of June 30, 2008, such fees were in excess of $41.4 million.  The District Court in August 2005 ruled on the Sanctions Motion, ordering the FDIC to pay the Respondents $72.3 million (including interest).  The District Court’s award was divided into various components consisting of the costs, and interest, incurred by the Respondents in connection with the OTS action (approximately $56.9 million), the FDIC action (approximately $14.1 million), and certain ancillary proceedings (approximately $1.2 million).

       The FDIC subsequently appealed the District Court’s decision to the Fifth Circuit.  On April 3, 2008, the Fifth Circuit issued its decision with respect to the FDIC’s appeal.  While the Circuit Court reversed the District Court’s award of sanctions in respect of the OTS action, it upheld the District Court’s finding of sanctionable conduct by the FDIC in connection with the FDIC action and the ancillary proceedings.  The Circuit Court returned the case to the District Court for further proceedings regarding the proper amount of sanctions in respect of the FDIC action and the ancillary proceedings, such amount to be based upon that portion of the Respondents’ costs that resulted from the harassing, delaying and other improper tactics of the FDIC.  None of the District Court award has been accrued as of June 30, 2008 or December 31, 2007.  There can be no assurance that the Company will ultimately collect any portion of the District Court award.

Forest Products Related Litigation

In November 2002, the Cook action and Cave action were filed in the Superior Court of Humboldt County, California.  The original defendants in these actions included certain of the Debtors, the Company, and various affiliates such as Mr. Charles E. Hurwitz.  The Cook action alleges, among other things, that Palco’s logging practices contributed to an increase in flooding along Freshwater Creek (which ran through Palco’s timberlands), resulting in personal injury and damages to the plaintiffs’ properties.  Plaintiffs further allege that in order to have timber harvest plans approved in the affected areas, the defendants engaged in certain unfair business practices.  The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure the watershed is restored.  The Cave and Johnson actions contain similar allegations and request relief similar to the Cook action, both with respect to the Elk River watershed (a portion of which was contained on Palco’s timberlands).  The original defendants in the Cave and Johnson actions included certain of the Debtors, the Company and various affiliates such as Mr. Hurwitz.  On February 1, 2008, the plaintiffs settled for nominal amounts the Cave, Cook and Johnson actions as to the Debtor defendants.  The actions will proceed as to the remaining defendants.  The Company does not believe the resolution of these actions should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

On December 7, 2006, the Wilson state action was filed under seal in the Superior Court of San Francisco, California, and on the same day, the Wilson federal action was filed under seal in the U.S. District Court for the Northern District of California.  The original defendants in the Wilson actions included certain of the Debtors, the Company and Mr. Hurwitz.  The Wilson actions allege violations of the California False Claims Act and the Federal False Claims Act, respectively, and are qui tam actions (actions ostensibly brought by the government, but on the information and at the instigation of a private individual, who would receive a portion of any amount recovered).  As the State of California declined to participate in the Wilson state action and the United States declined to participate in the Wilson federal action, the seal on each case was lifted and the private individuals are entitled to proceed with the suits.  Both suits allege that the defendants made false claims by submitting to a California agency a sustained yield plan misrepresenting as sustainable the projected harvest yields of the timberlands of Palco and Scopac.  The remedies being sought are actual damages (essentially based on $300.0 million of cash and approximately 7,700 acres of timberlands transferred by the United States and California in exchange for various timberlands purchased from Palco and its subsidiaries), treble damages and civil penalties of up to $10,000 for every violation of the California False Claims Act and the Federal False Claims Act, respectively.  On February 28, 2008, the plaintiffs settled for nominal amounts the Wilson actions as to the Debtor defendants.  The actions are proceeding as to the Company and Mr. Hurwitz.  There can be no assurance that the Wilson actions will not have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity.

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

	Six Months Ended June 30,
	2008	2007

Expected volatility	25%	30%
Expected dividends	-	-
Expected term (in years)	7.31	7.33
Risk-free rate	3.3%	4.9%

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

A summary of activity under the Company’s stock option plans during the first half of 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Balance at January 1, 2008	1,019,086	$24.11
Granted	2,400	28.50
Exercised	-
Forfeited or expired	(55,056)	49.56
Balance at June 30, 2008	966,430	$22.67	5.11	$5.7
Exercisable at June 30, 2008	720,020	$20.79	4.14	$5.5

        The Company has recognized a liability for stock-based compensation in the amount of $5.6 million at June 30, 2008 and $7.1 million at December 31, 2007.  Total compensation benefit for share-based payment arrangements for the six months ended June 30, 2008 was $1.6 million. Total compensation expense for share-based payment arrangements for the six months ended June 30, 2007, was $0.4 million.  As of June 30, 2008, total estimated compensation related to non-vested grants not yet recognized is $1.6 million, although the Company may ultimately not have to pay all of such amount, and the weighted average period over which it is expected to be recognized is 2.8 years.  There were no options exercised during the six months ended June 30, 2008.  There were 2,400 and 3,400 options with a grant date fair value of $0.1 million and $0.1 million granted during the second quarter of 2008 and 2007, respectively.

10.  Per Share Information

The weighted average number of shares used to determine basic and diluted earnings per share was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008 (1)	2007

Weighted average number of common shares outstanding-basic(2):	4,561,237	5,251,226	4,836,984	5,253,267

Effect of dilution(3):
Conversion of Class A Preferred Stock	-	-	-	-
Exercise of stock options	-	-	-	-

Weighted average number of common shares outstanding-diluted	4,561,237	5,251,226	4,836,984	5,253,267
_________________

(1)
In the second quarter of 2008, a mathematical error was discovered in the calculation of the weighted average shares outstanding for the first quarter of 2008.  As a result, EPS for the three months ended March 31, 2008 was reported as a loss of $2.58 per share, rather than a loss of $2.72 per share.

(2)	In March 2008, MAXXAM Parent purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate cost of $20.1 million.
(3)
The Company had a loss for the three and six months ended June 30, 2008 and 2007.  The Class A Preferred Stock and options were therefore not included in the computation of earnings per share for the period as the effect would be anti-dilutive.  If the Company was required to include dilutive shares in its per share calculations, the number of dilutive shares of Class A Preferred Stock for the three and six months ended June 30, 2008 and 2007 would be 668,119 and 668,119, respectively, and the number of dilutive options for the three months ended June 30, 2008 and 2007 would be 278,247 and 281,757, respectively, and the number of dilutive options for the six months ended June 30, 2008 and 2007 would be 139,124 and 140,879, respectively.

11.  Comprehensive Loss

The following table sets forth comprehensive loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(12.7)	$(6.7)	$(26.6)	$(19.0)
Other comprehensive loss:
Unrealized gain on available-for-sale investments	0.2	0.2	0.2	0.2
Total comprehensive loss	$(12.5)	$(6.5)	$(26.4)	$(18.8)

During the second quarter of 2008, the Company determined, based on current market conditions, issues being experienced in the credit markets, and the anticipated break-up of a contemplated transaction, that the decline in value of one of its marketable securities was other-than-temporary.  Accordingly, the Company has recognized and included in investment income a $1.8 million impairment charge related to this investment, previously recorded as an unrealized loss in AOCL.

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

The Company now operates in two primary industries: real estate investment and development, through various subsidiaries and joint ventures, and racing operations through SHRP, Ltd.   MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company.  MGI owns 100% of the common stock of Palco, which, along with its subsidiaries, filed for protection under Chapter 11 of the Bankruptcy Code in January 2007.  See Note 1 for information regarding the deconsolidation of the Debtors’ financial results, the status of Debtors’ Chapter 11 proceedings, and the accounting treatment of the Company’s investment in the Debtors.  Any reference herein to a company includes the subsidiaries of that company unless otherwise noted or the context indicates otherwise.

Consolidated Operations

Selected Financial Data

The following table presents selected pro forma financial information for the periods indicated for the Company’s consolidated operations, excluding the Debtors for the six months ended June 30, 2007 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007(1)
	(In millions of dollars)

Sales	$23.3	$23.3	$45.0	$47.6
Costs and expenses	(28.4)	(27.6)	(57.2)	(55.7)
Operating loss	(5.1)	(4.3)	(12.2)	(8.1)
Other income (expense)	(3.2)	1.8	(5.8)	2.9
Interest expense, including amortization of deferred financing costs	(4.2)	(4.2)	(8.4)	(8.5)
Loss before income taxes	(12.5)	(6.7)	(26.4)	(13.7)
Provision for income taxes	(0.2)	-	(0.2)	-
Net loss	$(12.7)	$(6.7)	$(26.6)	$(13.7)

Revenues by segment as a percentage of total:
Real estate	41.6%	54.9%	41.3%	51.3%
Racing	45.9%	45.1%	52.2%	48.7%
Corporate	12.5%	-	6.5%	-
	100.0%	100.0%	100.0%	100.0%
____________________

(1)	Excludes sales of $4.4 million, operating losses of $2.3 million and net losses of $5.2 million related to the Debtors for the period from January 1, 2007 through January 18, 2007.

Overview of Results of Operations

Sales
Sales for the three months ended June 30, 2008 were flat, as compared to the same period in the prior year.  The real estate market has slowed, and real estate sales were $3.1 million lower during the second quarter of 2008 as compared to the same period a year ago.  In June 2008, there was a sale of lumber to a third party that resulted in incremental revenues of $2.9 million.

Sales for the six months ended June 30, 2008, declined $2.6 million, as compared to the same period in the prior year, reflecting lower levels of real estate sales offset by a $2.9 million sale of lumber to a third party.

Operating Loss
The Company’s operating losses increased from $4.3 million to $5.1 million for the three months ended June 30, 2008, as compared to the same period a year ago, reflecting continued operating losses at the Company’s business units.  Also included in operating loss is a $1.2 million loss on the sale of lumber to a third party, substantially offset by a benefit from stock-based compensation of $3.4 million resulting from fluctuations in the quoted market price of the Company’s Common Stock.

The Company’s operating loss increased from $8.1 million to $12.2 million for the six months ended June 30, 2008, as compared to the same period in the prior year, reflecting continued operating losses at the Company’s business units,  and substantial costs related to the forest products’ bankruptcy proceedings (including legal fees and unreimbursed services), partially offset by a benefit from stock-based compensation of $1.6 million resulting from fluctuations in the quoted market price of the Company’s Common Stock

Other Income, net
Consolidated other income for the six months ended June 30, 2008, was impacted by an impairment charge of $3.7 million and $5.5 million in respect of the Company’s investment portfolio during the three months and six months ended June 30, 2008, respectively.  The impairment charges resulted from liquidity issues in global credit and capital markets, which caused a collapse of the market for auction rate securities, as well as the leveraged buyout market.

Real Estate Operations

Industry Overview and Selected Operational Data
The Company, principally through its wholly owned subsidiaries and joint ventures, owns, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona, California and Texas.  Results of operations between quarterly periods for the Company’s real estate operations are generally not comparable due to the timing of individual real estate sales transactions and cash collections.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for the full year.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas developments.  As the proceeds from these asset sales have not been redeployed in other real estate assets and there have been significant declines in real estate demand in areas where the Company operates, this level of sales activity did not recur in 2007 or the first or second quarters of 2008 and is not expected to recur for some time.

The following table presents selected operational and financial information for the three months and six months ended June 30, 2008 and 2007, for the Company’s real estate operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions of dollars)

Sales:
Real estate:
Fountain Hills	$0.9	$2.3	$1.4	$4.9
Mirada	0.5	1.4	0.5	1.4
Palmas	0.1	0.1	0.2	0.2
Total	1.5	3.8	2.1	6.5

Resort, commercial and other:
Fountain Hills	0.8	0.9	1.8	2.1
Palmas	2.7	3.4	5.4	6.5
Commercial lease properties	4.6	4.6	9.2	9.2
Other	0.1	0.1	0.1	0.1
Total	8.2	9.0	16.5	17.9

Total sales	$9.7	$12.8	$18.6	$24.4

Operating income (loss):
Fountain Hills	$(0.3)	$0.5	$(1.2)	$0.7
Mirada	(0.1)	0.7	(0.2)	0.6
Palmas	(3.8)	(3.2)	(6.8)	(6.1)
Commercial lease properties	3.2	2.6	6.5	5.2
Other	(0.7)	(0.6)	(1.2)	(1.0)
Total operating income (loss)	$(1.7)	$-	$(2.9)	$(0.6)

Investment, interest and other income:
Equity in earnings from real estate joint ventures	$0.1	$0.4	$0.1	$0.4
Other	(1.3)	0.6	(1.1)	0.8
	$(1.2)	$1.0	$(1.0)	$1.2

Interest expense	$(4.2)	$(4.2)	$(8.4)	$(8.5)

Loss before income taxes	$(7.1)	$(3.2)	$(12.3)	$(7.9)

Sales and Operating Loss
Total real estate sales and operating results declined for the three months and six months ended June 30, 2008, as compared to the same period in 2007, primarily due to a reduction in lot sales at Fountain Hills and an increase in deferred revenues at Mirada.  The reduction of lot sales at Fountain Hills is due primarily to decreased demand and increased foreclosure rates, which increase the number of available properties on the market, in the greater Phoenix area and the current credit crisis affecting the entire United States.  As lots at Mirada are substantially sold out, the Company does not anticipate receiving significant future revenues from the property.  Resort operations at Palmas are impacted by a general economic recession in Puerto Rico.  Investment, interest and other income reflects an impairment charge related to investments in auction rate securities and lower earnings from the Company’s real estate joint ventures.

Racing Operations

Industry Overview and Selected Operational Data
The Company owns SHRP, Ltd., which owns and operates Sam Houston Race Park, a Class 1 horse racing facility in Houston, Texas, and Valley Race Park, a greyhound racing facility located in Harlingen, Texas.  Quarterly results for each of these facilities are generally not comparable due to the timing, varying lengths and types of racing meets held.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the full year.  Historically, Sam Houston Race Park and Valley Race Park have derived a significant amount of their annual pari-mutuel commissions from live racing and simulcasting.  Pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston Race Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively.  In  an effort to increase attendance on days with live racing, Sam Houston Race Park in June 2007 expanded and enhanced its summer concert series, including improving its facilities to allow the concerts to be held on the race track’s infield.  In June 2008, a Texas horsemen’s group exercised its right to deny Sam Houston Race Park’s ability to transmit its live race wagering signal to locations that allow advance deposit wagering.  This is a result of a coordinated multi-state effort intended to effect a higher percentage of takeout revenues to horsemen.  Advance deposit wagering accounts for approximately 4% of annual gross pari-mutuel revenue at Sam Houston Race Park.  The Company cannot predict when or if the signal will be restored, but management is actively working towards a resolution.

       The following table presents selected operational and financial information for the three months and six months ended June 30, 2008 and 2007, for the Company’s racing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions of dollars)

Number of live racing days:
Sam Houston Race Park	6	7	47	46
Valley Race Park	5	8	71	70

Handle:
Sam Houston Race Park:
On-track handle	$32.0	$32.8	$63.0	$63.6
Off-track handle	6.0	11.9	72.7	83.8
Total	$38.0	$44.7	$135.7	$147.4

Valley Race Park:
On-track handle	$4.0	$4.3	$9.8	$9.8
Off-track handle	0.3	0.3	3.0	2.9
Total	$4.3	$4.6	$12.8	$12.7

Sales:
Sam Houston Race Park:
Gross pari-mutuel commissions	$7.1	$7.6	$15.9	$16.5
Concert revenues	0.8	0.3	0.8	0.3
Other revenues	1.7	1.5	3.8	3.4
Total	9.6	9.4	20.5	20.2
Valley Race Park:
Gross pari-mutuel commissions	0.9	1.0	2.4	2.4
Other revenues	0.2	0.1	0.6	0.6
Total	1.1	1.1	3.0	3.0
Total sales	$10.7	$10.5	$23.5	$23.2

Operating loss:
Sam Houston Race Park	$(2.5)	$(1.2)	$(3.1)	$(1.5)
Valley Race Park	(0.2)	(0.3)	(0.3)	(0.5)
Other	-	(0.3)	(0.1)	(0.4)
Total operating loss	$(2.7)	$(1.8)	$(3.5)	$(2.4)

Loss before income taxes	$(2.7)	$(1.7)	$(3.5)	$(2.3)

Net Sales
Total net sales for racing operations increased by $0.2 million and $0.3 million for the second quarter and first six months of 2008, respectively, as compared to the prior year periods, due to increased revenues at Sam Houston Race Park due to an expanded concert series, partially offset by declines in pari-mutuel commissions resulting from reduced levels of wagering, (despite increased attendance), and revenues related to an outdoor event that did not recur in 2008.

Operating Loss
Total operating losses increased by $0.9 million and $1.1 million for the second quarter and first six months of 2008, respectively, compared to the prior year periods, primarily due to higher operating costs at Sam Houston Race Park resulting from the expanded concert series, partially offset by lower spending in respect of Laredo LLC.  Additionally, in the first six months of 2007, there were profits from an outdoor event that did not recur in 2008.

Other Items Not Directly Related to Industry Segments

Corporate

The following table presents selected financial information for the three and six months ended June 30, 2008 and 2007, for Corporate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions of dollars)

Revenue	$2.9	$-	$2.9	$-
Cost of goods sold	(4.1)	-	(4.1)	-
Loss on lumber sale	(1.2)	-	(1.2)	-
Corporate expenses	(2.4)	(2.9)	(5.2)	(4.3)
Stock-based compensation	3.4	0.9	1.6	0.4
Operating loss	(0.2)	(2.0)	(4.8)	(3.9)
Investment, interest and other income (expense)	(2.0)	0.7	(4.8)	1.5
Income (loss) before income taxes	$(2.2)	$(1.3)	$(9.6)	$(2.4)

Revenue and Cost of Goods Sold
Corporate revenue and cost of goods sold resulted from the lumber sales to a third party described in Note 1 and Note 3.  A $1.2 million loss was recognized on the transaction, representing the purchase price of $3.9 million less the cost of $5.1 million.

Operating Loss
Corporate operating losses represent general and administrative expenses that are not attributable to the Company’s industry segments and include stock-based compensation expense.  The $1.8 million decrease in operating losses during the three months ended June 30, 2008, as compared to the prior year period, is primarily due to changes in stock-based compensation expense resulting from fluctuations in the quoted market price of the Company’s Common Stock, partially offset by a $1.2 million loss on the sale of lumber discussed above.  The $0.5 million reduction in corporate expenses during the three months ended June 30, 2008, as compared to the prior year period, is primarily the result of lower costs related to the Debtors’ bankruptcy proceedings (including legal fees and unreimbursed services).

The $0.9 million increase in operating losses in the first six months of 2008, as compared to the prior year period, is primarily due to changes in stock-based compensation expense resulting from fluctuations in the quoted market price of the Company’s Common Stock, partially offset by a $1.2 million loss on the sale of lumber discussed above.  The $0.9 million increase in corporate expenses during the six months ended June 30, 2008, as compared to the prior year period, is primarily the result of substantial costs related to the Debtors’ bankruptcy proceedings (including legal fees and unreimbursed services).

Investment, Interest and Other Income (Expense)
Investment, interest and other income (expense) declined $2.7 million for the three months ended June 30, 2008 and $6.3 million for the six months ended June 30, 2008, as compared to the prior year period.  There were losses of $2.0 million on investments for the second quarter of 2008 including, an impairment charge of $3.7 million related to the Company’s investment portfolio, as compared to earnings on investments of $0.9 million for the prior year period.  There were losses of $4.8 million on investments for the first six months of 2008, including an impairment charge of $5.5 million related to the Company’s investment portfolio, as compared to earnings on investments of $1.6 million for the prior year period.

MGI

The following table presents selected financial information for the three and six months ended June 30, 2008 and 2007, for MGI.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions of dollars)

Operating loss	$(0.5)	$(0.5)	$(1.0)	$(1.2)
Loss before income taxes	(0.5)	(0.5)	(1.0)	(1.2)

Operating Loss
MGI’s operating losses represent MGI’s general and administrative expenses on a stand-alone basis (excluding Debtors) and consists primarily of legal fees and corporate allocations.

Financial Condition and Investing and Financing Activities

This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA.  See the second paragraph of this Item 2 for cautionary information with respect to such forward-looking statements.

Cash Flow

The following table summarizes certain data related to financial condition and to investing and financing activities of the Company (excluding the Debtors), for the periods presented.

	Real Estate	Racing	MGI	Corporate	Total
	(In millions of dollars)

Debt and credit facilities (excluding intercompany notes)
Short-term borrowings and current maturities of long-term debt:
June 30, 2008	$5.8	$0.1	$-	$-	$5.9
December 31, 2007	5.2	0.1	-	-	5.3

Long-term debt, excluding current maturities and discounts:
June 30, 2008	$207.3	$0.8	$-	$-	$208.1
December 31, 2007	210.4	0.8	-	-	211.2

Cash, cash equivalents, marketable securities and other investments
June 30, 2008
Current restricted amounts	$0.1	$1.7	$-	$-	$1.8
Other current amounts	7.0	2.9	-	49.5	59.4
	7.1	4.6	-	49.5	61.2

Long-term unrestricted investments	1.6	-	-	15.7	17.3
Long-term restricted amounts	3.6	-	-	-	3.6
	$12.3	$4.6	$-	$65.2	$82.1

Changes in cash and cash equivalents

Capital expenditures for the six months ended:
June 30, 2008	$0.5	$1.6	$-	$-	$2.1
June 30, 2007	0.4	1.4	-	0.1	1.9

Net proceeds from dispositions of property and investments for the six months ended:
June 30, 2008	$-	$-	$-	$-	$-
June 30, 2007	0.1	-	-	-	0.1

Borrowings (repayments) of debt and credit facilities, net of financing costs for the six months ended:
June 30, 2008	$(2.5)	$-	$-	$-	$(2.5)
June 30, 2007	(2.2)	(0.1)	-	-	(2.3)
Dividends and advances, including interest paid and tax sharing payments received (paid) for the six months ended:
June 30, 2008	$6.6	$4.0	$-	$(10.6)	$-
June 30, 2007	1.1	2.5	-	(3.6)	-

Operating Activities
The Company’s operating activities used cash in the six months ended June 30, 2008 and 2007, due to continued operating losses at the Company’s business units.  The real estate segment used cash of $11.4 million, the racing segment used cash of $2.3 million and Corporate used cash of $3.4 million during the first six months of 2008.

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2008, primarily reflects net sales of short-term investments, including two of the Company’s investments in limited partnerships.  Net cash provided by investing activities for the six months ended June 30, 2007, reflected sales of short-term investments.  During the six months ended June 30, 2007, the Company maintained significant investments in auction rate securities, which resulted in frequent maturities and purchases of these securities as regular, monthly auctions occurred.  Due to the lack of a market for auction rate securities and the Company’s limited number of auction rate security investments, the Company did not have a significant volume of maturities and purchases of these securities during the six months ended June 30, 2008.

Financing Activities
Net cash used for financing activities in the six months ended June 30, 2008, includes a $20.1 million treasury stock purchases.  Net cash used for financing activities for the six months ended June 30, 2007, primarily reflected scheduled debt payments.

MAXXAM Parent

MAXXAM Parent has in the past provided, and expects to provide from time to time in the future, either directly or through subsidiaries, and under appropriate circumstances, provide various forms of financial assistance to its subsidiaries, or enter into financing or other transactions with its subsidiaries, including secured or unsecured loans, or asset purchases.  There can be no assurance that such subsidiaries will have sufficient liquidity in the future to repay intercompany loans.

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

At June 30, 2008, MAXXAM Parent had no external debt and had unrestricted cash, cash equivalents and marketable securities and other investments of $65.2 million.  MAXXAM Parent believes that its cash and other resources will be sufficient to fund its working capital requirements for the next twelve months. With respect to long-term liquidity, MAXXAM Parent believes that its existing cash and cash resources, together with future distributions from the real estate segment, will be sufficient to meet its long-term working capital requirements. See Note 1, “–Potential Impact on the Company and Certain Related Entities” regarding potential adverse impacts of the Bankruptcy Cases.

Real Estate Operations

Real estate management believes that the segment’s existing cash and credit facilities are sufficient to fund the working capital and capital expenditure requirements of its subsidiaries and joint ventures for 2008.  If market conditions do not improve, additional cash may be required at the Fountain Hills and Mirada developments in 2009.  PDMPI and its subsidiaries have previously required advances from MAXXAM Parent to fund their operations, and PDMPI and its subsidiaries are expected to require such advances in 2008.  With respect to the segment’s long-term liquidity, real estate management believes that the ability to generate cash from the sale of existing assets, together with the ability to obtain financing and joint venture partners, should provide sufficient funds to meet its working capital and capital expenditure requirements.

Capital expenditures and real estate improvement and development costs for existing projects were $3.1 million for the first half of 2008 and are expected to be between approximately $3.5 million and $5.0 million for the remainder of 2008.  The Company expects that these expenditures will be funded by existing cash and available credit facilities, loans from MAXXAM Parent or from external sources.  Subject to available resources, the Company’s real estate segment may purchase additional properties and/or seek other investment ventures from time to time as appropriate opportunities arise.

Racing Operations

At June 30, 2008, the racing segment had cash, cash equivalents and other investments of $4.6 million.  During the first quarter of 2008, SHRP, Ltd. borrowed $4.0 million from MAXXAM Parent to fund its 2008 capital expenditures and costs related to the expansion of its facilities for the summer concert series and to improve its working capital position.  SHRP, Ltd.’s management expects that the company will require additional advances from MAXXAM Parent or external sources to fund its operations and capital expenditures in the future.  SHRP, Ltd. is experiencing strong competition from Internet wagering and racinos in surrounding states.  These factors will also play a role in the long-term liquidity of SHRP, Ltd.

Capital expenditures for the racing operations were $1.6 million for the first half of 2008 and are expected to be between approximately $0.2 million and $0.5 million for the remainder of 2008.  Subject to available resources, the Company’s racing segment may purchase additional properties and/or seek to expand its operations as appropriate opportunities arise.

MGI

At June 30, 2008, MGI had minimal cash and cash resources and its operating subsidiaries (the Debtors) are in bankruptcy.  See Note 1, “–Reorganization Proceedings of Palco and its Subsidiaries–Potential Impact on the Company and Certain Related Entities” regarding potential adverse impacts of the Bankruptcy Cases.  No assurance can be given that MGI will have sufficient cash resources to satisfy its obligations, including any arising out of the Bankruptcy Cases.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business.  The Company does not use derivatives for any of its treasury or risk management activities.

Trends

Real Estate Operations

The Company’s real estate segment is engaged in marketing and sales programs of varying magnitudes at its real estate developments.  The Company intends to continue selling undeveloped acreage and semi-developed parcels, generally to builders and developers, and fully developed lots to individuals and builders.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas developments.  As the proceeds from these asset sales have not been redeployed on other real estate assets and there have been significant declines in real estate demand in areas where the Company operates, this level of sales activity did not recur in 2007 or the first six months of 2008 and is not expected to recur for the foreseeable future.  The real estate segment may purchase additional properties and/or seek other investment ventures as appropriate opportunities arise.

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

A subsidiary of the Company, Laredo LLC, has been awarded a license to construct and operate a Class 2 horse racing facility in Laredo, Texas.  As a condition of the award, Laredo LLC is required to comply with certain requirements, including to host simulcast racing no later than July 15, 2009 and to host live racing on a date to be determined by the Texas Racing Commission, which will be no earlier than July 1, 2009.  If these conditions are not met, Laredo LLC may be subject to daily fines.

Sam Houston Race Park continues to expand its operations in an effort to increase attendance.

Critical Accounting Policies and Estimates

See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of the Form 10-K for a discussion of the Company’s critical accounting policies.  There have been no material changes to the Company’s critical accounting policies and estimates provided in the Form 10-K.

New Accounting Pronouncements

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB deferred for one year the implementation of SFAS No. 157 for nonfinancial assets and liabilities; however, SFAS No. 157 remains effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in a company’s financial statements.  The Company adopted this portion of SFAS No. 157 on January 1, 2008.  The following provides further information on the impact of this Statement to financial assets and liabilities.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3

Description:

Short-term investments	$3.4	$3.4	$-	$-

Auction rate securities	5.2	-	-	5.2

Total	$8.6	$3.4	$-	$5.2

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in millions):

Auction Rate Securities

Carrying value as of January 1, 2008	$11.5
Settlements	(2.6)
Impairment charge included in the Consolidated Statement of Operations	(3.7)
Carrying value as of June 30, 2008	$5.2

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

Business Combinations
       In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. SFAS No. 141R replaces FASB Statement No. 141, Business Combinations.  The Statement retains the purchase method of accounting used in business combinations, but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed.  In addition, the Statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141R on January 1, 2009 for acquisitions on or after such date.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure controls and procedures

       As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting

       As disclosed in Note 10, a mathematical error was discovered in the calculation of the weighted average shares outstanding for the first quarter of 2008.  We concluded that this error was a significant deficiency, and as a result, enhanced our procedures for making this calculation.  Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

The information set forth in Note 8 is incorporated herein by reference.  Also see Note 1 for the status of the Debtors’ reorganization proceedings.

ITEM 1A.                   RISK FACTORS

Part I, Item 1A of the Form 10-K contains important risk factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statement.  Additional risks and uncertainties not currently known or that are currently deemed immaterial may materially adversely impact our business, financial condition, operating results or liquidity.

The information presented below updates, and should be in read in conjunction with, the other risk factor information disclosed in Part I, Item 1A of the Form 10-K.

All of the risks factors under “Risk Factors Related to the Bankruptcy Cases” are deleted and the following risk factor is substituted in their place:

The bankruptcy cases of the Debtors could result in claims against or have other adverse impacts on the Company and its affiliates.
It is possible that the MRC/Marathon Plan could be overturned and unwound as a result of the appeal pending before the Fifth Circuit.  If that occurs, the Company would be required to return $2.25 million of cash consideration it received upon consummation of the MRC/Marathon Plan and Newco’s assumption of the Palco Pension Plan would no longer be effective.  The estimated unfunded termination obligation attributable to the Palco Pension Plan as of December 31, 2007, was approximately $17.0 million based upon annuity placement interest rate assumptions as of such date.  On July 10, 2008, the Company and the PBGC entered into an agreement pursuant to which the Company essentially agreed, among other things, that should the PBGC elect to terminate the Palco Pension Plan in the future, the Company would for a specified period continue to be liable for any unfunded obligations then outstanding with respect to the Palco Pension Plan.

In addition to the foregoing matters, the consummation of the MRC/Marathon Plan (or the Noteholder Plan, in the event the MRC/Marathon Plan is overturned upon appeal) is expected to result in the utilization of all or a substantial portion of the Company’s net operating losses and, other tax attributes for federal and state income tax purposes, and could result in MGI incurring significant tax liabilities that would not be offset by the Company’s tax attributes.  Moreover, the MRC/Marathon Plan (and the Noteholder Plan) provides for litigation trusts, which could bring claims against the Company and certain of its affiliates.  The consolidated financial statements do not include any adjustments that may result from these contingencies.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not purchase any shares of its Common Stock during the three months ended June 30, 2008.

The Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 29, 2008, at which meeting the stockholders reelected Messrs. Cruikshank, Rosenberg, Rosenthal and C. Hurwitz as directors of the Company.  The results of the matters voted upon at the meeting are shown below.

Nominees for Director

The nominees for election as directors of the Company are listed below, together with voting information for each nominee.  Messrs. Shawn M. Hurwitz, J. Kent Friedman and Ezra G. Levin continued as directors of the Company.

Nominees for Election by Holders of Common Stock

Robert J. Cruikshank - 3,389,041 votes for, 37,808 votes withheld and -0- broker non-votes.
Stanley D. Rosenberg - 3,385,281 votes for, 41,468 votes withheld and -0- broker non-votes.
Michael J. Rosenthal - 3,311,694 votes for, 115,155 votes withheld and -0- broker non-votes.

Nominees for Election by Holders of Common Stock and Class A Preferred Stock

Charles E. Hurwitz - 10,060,422 votes for, 39,667 votes withheld and -0- broker non-votes.

Other Items

Proposal to re-approve and amend the Company’s Executive Bonus Plan

Proposal – 9,794,306 votes for, 60,850 votes withheld and 10,259 broker non-votes.

ITEM 6.                      EXHIBITS

a.           Exhibits:

*	10.1	MAXXAM Inc. Revised Capital Accumulation Plan of 1988 (As Amended and Restated December 2007)

*	10.2	Revised form of Deferred Compensation Agreement for executive officers of the Company

*	10.3	Revised form of Deferred Fee Agreement for non-employee directors of the Company

10.4
Term Sheet Regarding Global Settlement and Plan Support among MRC, Marathon, the  Palco Debtors, the Company, MGHI, and MGI (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2008)

   * 31.1      Section 302 Certification of Chief Executive Officer

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

MAXXAM INC.

Date: August 8, 2008	By:	/S/ M. EMILY MADISON
M. Emily Madison Vice President, Finance (Principal Accounting Officer and Principal Financial Officer)

APPENDIX A

Glossary of Defined Terms

Alternative Plans:  The two plans of reorganization filed with Bankruptcy Court on January 30, 2008 by the Palco Debtors as a group and Scopac as stand-alone alternatives to the Joint Plan

AOCL:  Accumulated Other Comprehensive Income (Loss)

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

Cave action:  An action entitled Steve Cave, et al. v. Gary Clark, et al. (No. DR020719) filed in the Superior Court of Humboldt County, California

Class A Preferred Stock:  The Company’s Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock

Common Stock:  The Company’s $0.50 par value common stock

Company:  MAXXAM Inc., including its majority and wholly owned subsidiaries, except as otherwise indicated

Confirmation Order:  The Bankruptcy Court order entered on July 8, 2008 that, among other things, confirmed the MRC/Marathon Plan and denied confirmation of the Noteholder Plan

Cook action:  An action entitled Alan Cook, et al. v. Gary Clark, et al. (No. DR020718) filed in the Superior Court of Humboldt County, California

Debtors:  Palco, Scopac, Britt, SDLLC and Palco’s other subsidiaries, all of which have filed for reorganization under the Bankruptcy Code

DIP Facility:  The $75.0 million Debtor-in-Possession revolving credit facility evidenced by the revolving credit agreement dated as of August 6, 2007, among the Palco Debtors, as borrowers, and Marathon

Direct Appeal Request:  The Indenture Trustees request for a direct appeal of the Confirmation Order

EITF:  Emerging Issues Task Force

ERISA:  The Employee Retirement Income Security Act of 1974, as amended from time to time

FASB:  Financial Accounting Standards Board

FDIC:  Federal Deposit Insurance Corporation

FDIC action:  An action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-95-3956) filed by the FDIC on August 2, 1995 in the U.S. District Court for the Southern District of Texas

Fifth Circuit:  The Fifth Circuit Court of Appeals

FIN No. 48:  FASB FIN No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109”

Form 10-K:  Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2007

Fountain Hills:  Fountain Hills, a master-planned residential community located in Fountain Hills, Arizona

GAAP:  Generally accepted accounting principles in the United States

Indemnified Parties:  MRC, Marathon, Newco and their affiliates (but not the Debtors)

Indenture Trustee:  The trustee under the indenture governing the Scopac Timber Notes

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

MAXXAM Entities: MAXXAM Parent, MGHI and MGI, as parties to the Settlement Agreement

MAXXAM Parent:  MAXXAM Inc., excluding its majority and wholly owned subsidiaries

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company, and MGI’s parent

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI and Palco’s parent

Mirada:  The Company’s luxury resort-residential project located in Rancho Mirage, California

Motel Assets:  Motel Assets Holdings LLC, an indirect wholly owned subsidiary of the Company

Motel Notes:  The 7.03% notes of Motel Assets and its subsidiaries due in May 2018

Motion for Stay:  The Indenture Trustee’s notice of appeal and emergency motion for a stay of the Confirmation Order

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

Palco:  The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Debtors:  Palco, and four of its subsidiaries, Britt, SDLLC, Salmon Creek and Scotia Inn

Palco Pension Plan:  The Palco Retirement Plan that was assumed by MRC/Marathon effective July 30, 2008

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

Palmas Notes:  The 7.12% notes due December 20, 2030 of Palmas Country Club, Inc., an indirect wholly owned subsidiary of the Company

PBGC:  The Pension Benefit Guaranty Corporation

PBGC Agreement:  An agreement between the Company and the PBGC dated July 10, 2008

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

SDLLC:  Scotia Development LLC, a wholly owned subsidiary of Palco as of the Filing Date

SEC:  The Securities and Exchange Commission

Settlement Motion:  The motion filed with the Bankruptcy Court by the Palco Debtors seeking approval of certain provisions of the Settlement Agreement

Settlement Agreement: Term Sheet Regarding Global Settlement and Plan Support dated May 1, 2008 among MRC, Marathon, the MAXXAM Entities, and the Palco Debtors

SFAS:  Statement of Financial Accounting Standards

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