Form 10-Q
period 2008-09-30
MAXXAM INC
filed 2008-11-14
CIK 63814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3924

MAXXAM INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2078752 (I.R.S. Employer Identification Number)

1330 Post Oak Blvd., Suite 2000 Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)

Registrant’s telephone number, including area code: (713) 975-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of common stock outstanding at November 5, 2008: 4,561,237

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share information)

	September 30, 2008	December 31, 2007
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$52.4	$67.8
Marketable securities and other short-term investments	2.7	25.0
Receivables:
Trade, net of allowance for doubtful accounts of $0.4 and $0.5, respectively	2.3	3.0
Other	2.1	1.6
Real estate inventory	3.8	3.9
Prepaid expenses and other current assets	7.3	2.9
Restricted cash	2.3	2.3
Total current assets	72.9	106.5
Property, plant and equipment, net of accumulated depreciation of $106.4 and $99.1, respectively	212.0	219.8
Real estate inventory	55.6	52.7
Deferred income taxes	45.0	94.7
Deferred financing costs	4.4	4.9
Long-term receivables and other assets	5.7	6.7
Long-term investments and restricted cash of $3.6	14.7	33.6
	$410.3	$518.9
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6.2	$6.5
Short-term borrowings and current maturities of long-term debt	6.0	5.3
Accrued interest	0.9	0.9
Accrued compensation and related benefits	2.8	2.3
Refundable deposits	2.3	2.3
Accrued defense costs	7.4	4.0
Accrued taxes	12.4	3.9
Deferred income	3.1	0.7
Other accrued liabilities	6.8	6.7
Total current liabilities	47.9	32.6
Long-term debt, less current maturities	206.7	211.2
Accrued pension and other postretirement benefits	7.1	7.0
Other noncurrent liabilities	37.3	45.1
Losses in excess of investment in Debtors	484.2	484.2
Total liabilities	783.2	780.1
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock; 668,964 shares issued and 668,119 shares outstanding	0.3	0.3

Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares issued; 4,561,237 and 5,248,717 shares outstanding, respectively	5.0	5.0
Additional capital	225.3	225.3
Accumulated deficit	(434.9)	(342.9)
Accumulated other comprehensive income (loss)	(0.8)	(1.2)
Treasury stock, at cost (shares held; preferred – 845; common – 5,502,122 and 4,814,642, respectively)	(167.8)	(147.7)
Total stockholders’ deficit	(372.9)	(261.2)
	$410.3	$518.9

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of dollars, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)

Sales:
Real estate	$8.3	$9.7	$26.9	$34.1
Racing	13.0	13.3	36.5	36.5
Forest products, including MGI	-	-	-	4.4
Corporate	2.4	-	5.3	-
	23.7	23.0	68.7	75.0
Costs and expenses:
Cost of sales and operations:
Real estate	3.7	4.3	12.9	15.3
Racing	12.7	11.8	34.4	32.2
Forest products, including MGI	-	-	-	4.3
Corporate	1.0	-	5.1	-
Selling, general and administrative expenses	10.4	11.0	26.7	29.8
Gains on sales of other assets	-	-	-	(0.1)
Depreciation, depletion and amortization	4.1	3.5	10.0	11.5
	31.9	30.6	89.1	93.0
Operating income (loss):
Real estate	(0.4)	(0.9)	(3.3)	(1.5)
Racing	(3.9)	(3.0)	(7.4)	(5.4)
Forest products, including MGI	(0.4)	(0.3)	(1.4)	(3.8)
Corporate	(3.5)	(3.4)	(8.3)	(7.3)
	(8.2)	(7.6)	(20.4)	(18.0)
Other income (expense):
Investment, interest and other income (expense)	(0.6)	1.4	(6.4)	4.4
Interest expense	(4.0)	(4.2)	(12.1)	(15.3)
Amortization of deferred financing costs	(0.2)	(0.1)	(0.5)	(0.6)
Loss before income taxes	(13.0)	(10.5)	(39.4)	(29.5)
Provision for income taxes	(52.4)	-	(52.6)	-
Net loss	$(65.4)	$(10.5)	$(92.0)	$(29.5)

Basic loss per common and common equivalent share	$(14.34)	$(2.00)	$(19.39)	$(5.62)

Diluted loss per common and common equivalent share	$(14.34)	$(2.00)	$(19.39)	$(5.62)

Weighted average shares outstanding - Basic and Diluted	4,561,237	5,250,230	4,744,398	5,252,244

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net loss	$(92.0)	$(29.5)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, depletion and amortization	10.0	11.5
Non-cash stock-based compensation expense	(6.0)	(0.4)
Gains on sales of other assets	-	(0.1)
Net losses (gains) from marketable securities	7.8	(1.1)
Amortization of deferred financing costs	0.5	0.6
Equity income of unconsolidated affiliates, net of dividends	0.3	(0.7)
Increase (decrease) in cash resulting from changes in:
Receivables	-	8.3
Inventories	0.1	0.8
Prepaid expenses and other assets	(0.3)	2.8
Accounts payable	(0.3)	2.2
Accrued and deferred taxes	52.0	(0.1)
Other accrued liabilities	6.0	(2.2)
Accrued interest	-	2.7
Long-term assets and long-term liabilities	(2.0)	(4.9)
Other	-	(0.3)
Net cash used for operating activities	(23.9)	(10.4)

Cash flows from investing activities:
Net proceeds from the disposition of property and investments	-	0.1
Maturities of marketable securities and other investments	11.6	130.5
Sales of marketable securities and other investments	31.9	82.1
Purchases of marketable securities and other investments	(9.1)	(172.1)
Net proceeds from restricted cash	-	(1.2)
Capital expenditures	(2.4)	(3.0)
Decrease in cash due to deconsolidation of Debtors	-	(1.1)
Contribution to joint venture	-	(0.6)
Net cash provided by investing activities	32.0	34.7

Cash flows from financing activities:
Principal payments on long-term debt	(3.8)	(3.4)
Borrowings under revolving and short-term credit facilities	-	2.2
Treasury stock purchases	(20.1)	(0.3)
Net proceeds from refundable deposits	0.4	0.9
Net cash used for financing activities	(23.5)	(0.6)

Net increase (decrease) in cash and cash equivalents	(15.4)	23.7
Cash and cash equivalents at beginning of the period	67.8	34.8
Cash and cash equivalents at end of the period	$52.4	$58.5

Supplemental disclosure of cash flow information:
Interest paid	$12.1	$12.4

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K.  Any capitalized terms used but not defined in these Condensed Notes to Unaudited Condensed Consolidated Financial Statements are defined in the “Glossary of Defined Terms” contained in Appendix A.  All references to the “Company” include MAXXAM Inc. and its consolidated majority and wholly owned subsidiaries, unless otherwise noted or the context indicates otherwise.  All references to specific entities refer to the respective companies and their consolidated subsidiaries, unless otherwise specified or the context indicates otherwise.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2008, the consolidated results of operations for the three months and nine months ended September 30, 2008 and 2007, and the consolidated cash flows for the nine months ended September 30, 2008 and 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s two operating segments incurred operating losses in 2007 and in the first nine months of 2008.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s real estate developments.  There have been significant declines in real estate demand in areas where the Company operates commencing in 2007 and continuing into 2008, due in part to a general economic recession in Puerto Rico and in the United States.  The Company expects the low level of real estate sales activity to continue for some time.  In addition, the Company has material uncertainties as a result of the Bankruptcy Cases (see the “–Reorganization Proceedings of Palco and its Subsidiaries” section below).  The unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.  The Company believes that its cash and other resources will be sufficient to fund its working capital requirements for the next twelve months; nonetheless, it has implemented cost reduction initiatives, where appropriate has eliminated discretionary spending and is taking actions to monetize certain assets.

Deconsolidation of Palco and its Subsidiaries

Under GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner.  Under these principles, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner.  As discussed below, on January 18, 2007, the Debtors - Palco and its subsidiaries - filed for reorganization under Chapter 11 of the Bankruptcy Code.  As a result, the Company deconsolidated the Debtors’ financial results beginning January 19, 2007, and began reporting its investment in the Debtors using the cost method.  The consolidated financial statements for the nine months ended September 30, 2007 include the Debtors’ financial results from January 1, 2007 through January 18, 2007.  These consolidated financial statements do not reflect any adjustment related to the deconsolidation of the Debtors other than presenting the Company’s investment in the Debtors using the cost method.  See the “–Reorganization Proceedings of Palco and its Subsidiaries” section below for further information regarding the Debtors’ reorganization proceedings.

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

As noted in the following section, the Debtors have emerged from bankruptcy protection; however, the Indenture Trustee and other third parties have appealed the Confirmation Order to the Fifth Circuit.  Oral arguments on the appeal have been held before the Fifth Circuit and the Fifth Circuit’s decision is pending.  See the “–Reorganization Proceedings of Palco and its Subsidiaries–Recent Developments in the Bankruptcy Proceedings” section below for further information regarding the appeal.  As a result of uncertainties surrounding the appeal, the Company has not reversed any portion of its investment in the Debtors.  The Company will reevaluate the accounting treatment of its investment in the Debtors when the Fifth Circuit renders its decision.

As disclosed in “–Reorganization Proceedings of Palco and its Subsidiaries–Potential Impact on the Company and Certain Related Entities”, the consummation of the MRC/Marathon Plan is expected to result in the loss of a substantial portion of the Company’s net operating losses and other tax attributes for federal income tax purposes.  The Company is required to record the estimated tax impacts of the MRC/Marathon Plan in its 2008 federal income tax return and, consequently, is required to record the estimated tax impacts of the reorganization in the Company’s statements of operations in the third quarter of 2008.  Included in the consolidated statements of operations is a $52.3 million provision for federal incomes taxes reflecting the estimated loss of tax attributes resulting from the consummation of the MRC/Marathon Plan.  It is possible the Company’s estimates could change materially in the next year should facts and circumstances change.

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

As of the Filing Date, Palco’s principal indebtedness consisted of the Palco Term Loan, a five-year $85.0 million secured term loan ($84.3 million principal outstanding as of December 31, 2006), and the Palco Revolving Credit Facility, a five-year $60.0 million secured asset-based revolving credit facility ($24.1 million of borrowings outstanding and $13.7 million of letters of credit issued as of December 31, 2006).  Marathon provided both facilities, which were secured by the stock of Palco owned by MGI, and substantially all of the assets of the Palco Debtors (other than Palco’s equity interest in Scopac).  The Palco Revolving Credit Facility was subsequently retired with the DIP Facility, a Debtor-in-Possession revolving credit facility provided by Marathon to the Palco Debtors.

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

Two other plans of reorganization were filed.  The first, the MRC/Marathon Plan, was filed (and later amended) by MRC and Marathon.  The second, the Noteholder Plan, was filed (and later amended and modified) by the Indenture Trustee on behalf of the Timber Noteholders, the holders of the Scopac Timber Notes.  The MRC/Marathon Plan provided for the Debtors to be reorganized and continued under two new companies, one (Newco) to be owned jointly by MRC and Marathon, and the other to be owned by Marathon, with substantial cash payments to be made to all of the creditor classes other than Marathon.  The Noteholder Plan, which did not address the Palco Debtors, would effectively result in an auction of Scopac’s timberlands to the highest bidder.  The MRC/Marathon Plan provided for the loss entirely of the Company’s indirect equity interests in the Palco Debtors and Scopac; the Noteholder Plan also provided for the loss of the Company’s indirect equity interest in Scopac.

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

Following the Fifth Circuit’s denial of the request for a stay of the Confirmation Order, the MRC/Marathon Plan closed on July 30, 2008 and the Debtors emerged from bankruptcy.  The consummation of the MRC/Marathon Plan resulted in the loss entirely of the Company’s indirect equity interest in Palco and its subsidiaries, including Scopac.  Oral arguments on the appeal by the Indenture Trustee and others of the Confirmation Order were heard in October 2008, but the Fifth Circuit has not yet ruled.  There can be no assurance that the MRC/Marathon Plan will not be overturned by the Fifth Circuit.

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

Pursuant to the provisions of the Settlement Agreement, an indirect wholly-owned subsidiary of the Company in June 2008 required MRC to re-purchase lumber that the subsidiary had previously purchased from Palco.  The subsidiary received $3.9 million at the time of closing and an additional $1.2 million of contingent consideration at the time the MRC/Marathon Plan was consummated.  See Note 3 for further information regarding this transaction.

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

Potential Impact on the Company and Certain Related Entities
As indicated above, the MRC/Marathon Plan was consummated on July 30, 2008, resulting in the loss entirely of the Company’s indirect equity interests in Palco and its subsidiaries, including Scopac.  If the MRC/Marathon Plan is upheld by the Fifth Circuit, the Company expects it will reverse all or a significant portion of its investment in the Debtors during the period in which the Fifth Circuit renders its decision.  If the Fifth Circuit overturns the MRC/Marathon Plan or renders an inconclusive decision, the Company will re-evaluate its position based on the facts and circumstances at that time.  It is uncertain when the Fifth Circuit will rule.  The consolidated financial statements include the Company’s losses in excess of its investment in the Debtors of $484.2 million.

The ultimate resolution of the Bankruptcy Cases could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates, including MGHI and/or MGI.  It is possible that the MRC/Marathon Plan could be overturned and unwound as a result of the appeal pending before the Fifth Circuit.  If that occurs, the Company would be required to return the $2.25 million of cash consideration received upon consummation of the MRC/Marathon Plan and Newco’s assumption of the Palco Pension Plan would no longer be effective, among other things.  The estimated unfunded termination obligation attributable to the Palco Pension Plan as of December 31, 2007, was approximately $17.0 million based upon annuity placement interest rate assumptions as of such date.  See Note 7 for a summary of the PBGC Agreement, a July 10, 2008 agreement between the Company and the PBGC regarding the Palco Pension Plan.

In addition to the foregoing matters, the consummation of the MRC/Marathon Plan (or the Noteholder Plan, in the event the MRC/Marathon Plan is overturned upon appeal) is expected to result in the loss of all or a substantial portion of the Company’s net operating losses and other tax attributes for federal and state income tax purposes, and could result in MGI incurring significant tax liabilities that would not be offset by its tax attributes.  Moreover, the MRC/Marathon Plan (and the Noteholder Plan) provides for litigation trusts, which could bring claims against the Company and certain of its affiliates.

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

    Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during each period presented.  The Company reviews all significant estimates and evaluates uncertainties affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing such statements with the SEC.  Adjustments made to estimates often relate to improved information not previously available.  Uncertainties are inherent in such estimates and related assumptions; accordingly, actual results could differ materially from these estimates.

Risks and uncertainties are inherent with respect to the ultimate outcome of the Bankruptcy Cases and the matters discussed in Note 8.  The results of a resolution of such uncertainties could have a material effect on the Company’s consolidated financial position, results of operations or liquidity.  In addition, uncertainties related to the projection of future taxable income could affect the realization of the Company’s deferred tax assets discussed in Note 6.  Estimates of future benefit payments used to measure the Company’s pension and other postretirement benefit obligations are subject to a number of assumptions about future experience, as are the estimated future cash flows projected in the evaluation of long-lived assets for possible impairment.  Additionally, volatility in the worldwide financial markets could continue to have an adverse effect on the value of the Company’s investment portfolio.  To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial position, results of operations and/or liquidity could be materially affected.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3

Description:

Short-term investments	$2.7	$2.7	$-	$-

Auction rate securities	5.1	-	-	5.1

Total	$7.8	$2.7	$-	$5.1

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in millions):

Auction Rate Securities

Carrying value as of January 1, 2008	$11.5
Settlements	(2.6)
Impairment charge included in the Consolidated Statement of Operations	(3.8)
Carrying value as of September 30, 2008	$5.1

The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s consolidated financial statements when it adopted SFAS No. 159 on January 1, 2008.  The Company did not adopt the fair value option for any existing eligible assets or liabilities, but will continue to evaluate the application of SFAS No. 159 to new eligible assets and liabilities.

Business Combinations
       In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations.  SFAS No. 141R replaces FASB Statement No. 141, Business Combinations.  SFAS No. 141R retains the purchase method of accounting used in business combinations, but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed.  In addition, the Statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141R on January 1, 2009 for acquisitions on or after such date.

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active
On October 10, 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

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

	Reportable Segments						Reportable Segments
	Real Estate	Racing	MGI	Corporate		Total Excluding Debtors	Debtors		Consolidated Total
	(In millions of dollars)
Investment, interest and other income for the three months ended:
September 30, 2008	$(0.3)	$(0.3)	$-	$-	(1)	$(0.6)		$(2)	$(0.6)
September 30, 2007	0.8	-	-	0.6		1.4		(2)	1.4

Investment, interest and other income for the nine months ended:
September 30, 2008	$(1.3)	$(0.3)	$-	$(4.8)	(1)	$(6.4)		$(2)	$(6.4)
September 30, 2007	2.0	0.1	-	2.1		4.2	0.2	(3)	4.4

Selling, general and administrative expense for the three months ended:
September 30, 2008	$2.7	$2.4	$0.4	$4.9	(4)	$10.4		$(2)	$10.4
September 30, 2007	3.2	4.1	0.3	3.4	(4)	11.0		(2)	11.0

Selling, general and administrative expense for the nine months ended:
September 30, 2008	$10.1	$6.8	$1.4	$8.4	(4)	$26.7		$(2)	$26.7
September 30, 2007	11.1	8.5	1.5	7.2	(4)	28.3	1.5	(3)	29.8

Operating loss for the three months ended:
September 30, 2008	$(0.4)	$(3.9)	$(0.4)	$(3.5)		$(8.2)		$(2)	$(8.2)
September 30, 2007	(0.9)	(3.0)	(0.3)	(3.4)		(7.6)		(2)	(7.6)

Operating loss for the nine months ended:
September 30, 2008	$(3.3)	$(7.4)	$(1.4)	$(8.3)		$(20.4)		$(2)	$(20.4)
September 30, 2007	(1.5)	(5.4)	(1.5)	(7.3)		(15.7)	(2.3)	(3)	(18.0)

Interest expense for the three months ended (5):
September 30, 2008	$4.1	$-	$-	$0.1		$4.2		$(2)	$4.2
September 30, 2007	4.2	-	-	0.1		4.3		(2)	4.3

Interest expense for the nine months ended (5):
September 30, 2008	$12.5	$-	$-	$0.1		$12.6		$(2)	$12.6
September 30, 2007	12.7	-	-	0.1		12.8	3.1	(3)	15.9
___________________________________________
Table and Notes continued on next page

	Reportable Segments								Reportable Segments
	Real Estate		Racing		MGI	Corporate		Total Excluding Debtors	Debtors		Consolidated Total
	(In millions of dollars)

Depreciation, depletion and amortization for the three months ended:
September 30, 2008	$2.3		$1.8	(7)	$-	$-		$4.1		$(2)	$4.1
September 30, 2007	3.1		0.4		-	-		3.5		(2)	3.5

Depreciation, depletion and amortization for the nine months ended:
September 30, 2008	$7.2		$2.7	(7)	$-	$0.1		$10.0		$(2)	$10.0
September 30, 2007	9.3		1.2		-	0.1		10.6	0.9	(3)	11.5

Loss before income taxes for the three months ended:
September 30, 2008	$(4.8)	(6)	$(4.2)	(7)	$(0.4)	$(3.6)	(8)	$(13.0)		$(2)	$(13.0)
September 30, 2007	(4.3)		(3.0)		(0.3)	(2.9)		(10.5)		(2)	(10.5)

Loss before income taxes for the nine months ended:
September 30, 2008	$(17.1)		$(7.7)	(7)	$(1.4)	$(13.2)	(8)	$(39.4)		$(2)	$(39.4)
September 30, 2007	(12.2)		(5.3)		(1.5)	(5.3)		(24.3)	(5.2)	(3)	(29.5)

Capital expenditures for the three months ended:
September 30, 2008	$0.2		$0.1		$-	$-		$0.3		$(2)	$0.3
September 30, 2007	0.4		0.7		-	-		1.1		(2)	1.1

Capital expenditures for the nine months ended:
September 30, 2008	$0.7		$1.7		$-	$-		$2.4		$(2)	$2.4
September 30, 2007	0.8		2.1		-	0.1		3.0	-	(3)	3.0

Total assets as of:
September 30, 2008	$269.5		$34.8		$-	$106.0		$410.3		$(2)	$410.3
December 31, 2007	281.5		36.0		-	201.4		518.9		(2)	518.9
___________________________________________
(1)
Includes a $0.1 million impairment charge for the three months ended September 30, 2008 and a $5.6 million impairment charge for the nine months ended September 30, 2008 related to the Company’s investment portfolio.

(2)
As a result of the deconsolidation of the Debtors, their data is not included in the consolidated results of operations for the three months and nine months ended September 30, 2008 and the three months ended September 30, 2007 or in consolidated total assets as of September 30, 2008 or December 31, 2007.

(3)	These amounts are for the period from January 1, 2007 through January 18, 2007.
(4)
Includes a benefit related to stock-based compensation in the amount of $4.4 million and $0 for the three months ended September 30, 2008 and 2007, respectively and $6.0 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.

(5)	Interest expense includes amortization of deferred financing costs.
(6)	Includes a $0.4 million write-off of deferred development costs.
(7)	Includes a write-off of $1.3 million representing the estimated net book value of the property damaged or destroyed by Hurricane Ike. See Note 12 for additional information.
(8)	Includes income of $1.2 million related to the recognition of contingent consideration on the sale of lumber to MRC.

Common Stock Purchases
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

Under the terms of the Settlement Agreement, the subsidiary sold the lumber to MRC in June 2008 for initial consideration aggregating $3.9 million, resulting in a realized loss on the sale of $1.2 million in the second quarter of 2008.  As of September 30, 2008, all of the lumber had been delivered and the subsidiary had received an additional $1.2 million of consideration related to the sale.  Accordingly, the Company recognized the additional consideration in the third quarter of 2008.

4.     Cash, Cash Equivalents, Marketable Securities and Other Investments

The following table presents cash, cash equivalents, marketable securities and other investments, in the aggregate (in millions):

	September 30, 2008	December 31, 2007

Current:
Cash and cash equivalents	$52.4	$67.8
Marketable securities - auction rate securities	-	5.5
Marketable securities - other	2.7	19.5
Restricted cash	2.3	2.3
Total current	57.4	95.1

Non-Current:
Marketable securities - auction rate securities	5.1	6.0
Investments in limited partnerships	6.0	24.0
Restricted cash	3.6	3.6
Total non-current	14.7	33.6
	72.1	128.7
Less: restricted amounts	(5.9)	(5.9)
Total unrestricted cash, cash equivalents, marketable securities and other investments	$66.2	$122.8

Cash Equivalents
Cash equivalents consist of highly liquid money market instruments with maturities of three months or less from the date of purchase.  As of September 30, 2008 and December 31, 2007, the carrying amounts of the Company’s cash equivalents approximated fair value.

Marketable Securities
Marketable securities consist of the following classification of investments (in millions):

	September 30, 2008
	Carrying Value	Aggregate Fair Value	Net Gains in AOCL	Net Losses in AOCL

Auction rate securities	$5.1	5.1	$-	$-
Equity securities and other investments	2.7	2.7	-	(0.8)
Total	$7.8	$7.8	$-	$(0.8)

	December 31, 2007
	Carrying Value	Aggregate Fair Value	Net Gains in AOCL	Net Losses in AOCL

Debt securities with maturities of less than one year	$6.3	$6.3	$-	$-
Auction rate securities	11.5	11.5	-	-
Equity securities and other investments	13.2	13.2	0.4	(1.7)
Total	$31.0	$31.0	$0.4	$(1.7)

Impairment Analysis
Available-for-sale securities are evaluated for impairment at the end of each reporting period and declines in value judged to be other-than-temporary are recognized and included in investment and interest income.  Liquidity issues in global credit and capital markets have caused a collapse of the market for auction rate securities as well as the leveraged buyout market.

At September 30, 2008, the Company had $9.6 million of principal invested in auction rate securities (with a book value of $5.1 million).  The auction rate securities held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month.  The monthly auctions have historically provided a liquid market for these securities.  With the liquidity issues being experienced in global credit and capital markets, the auction rate securities held by the Company at September 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.  Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, the Company recorded a pre-tax impairment charge of $0.1 million in the third quarter of 2008 and $3.8 million for the nine months ended September 30, 2008, reflecting current market values and/or quotes from third parties for these securities.  The estimated market value of the Company’s auction rate securities holdings at September 30, 2008 was $5.1 million, which reflects a cumulative reduction of $4.5 million.  Given the uncertainties regarding when the Company will be able to liquidate its auction rate securities, the Company has classified all of its auction rate securities as a non-current asset at September 30, 2008.  The Company only classified its auction rate securities with failed auctions as a non-current asset at December 31, 2007.  In October 2008, the Company recovered the principal amount of $3.0 million in respect of one of its investments in auction rate securities.  The Company’s carrying value of this investment was $1.6 million, resulting in a $1.4 million recovery.

At September 30, 2008, the Company had $5.3 million invested in marketable securities (with a book value of $2.7 million).  In the second quarter of 2008, the Company determined, based on current market conditions, issues being experienced in the credit markets, and the anticipated break-up of a contemplated transaction, that the decline in value of one of its investments was other-than-temporary.  Accordingly, the Company recognized and included in investment income a $1.8 million impairment charge related to this investment in the second quarter of 2008.  The $1.8 million decline in value related to this investment was previously recorded as an unrealized loss in AOCL.

The Company has used the best available information as of the filing date to estimate the market value of its investment portfolio.  Given the uncertainties in the credit markets, particularly as it relates to auction rate and equity securities, it is possible the Company’s valuation estimates could change materially in the next year should facts and circumstances change.

5.     Debt

Principal amounts of outstanding debt consist of the following (in millions):

	September 30, 2008	December 31, 2007

7.56% Lakepointe Notes due June 8, 2021	$110.5	$111.8
7.03% Motel Notes due May 1, 2018	41.9	43.3
6.08% Beltway Notes due November 9, 2024	27.4	27.9
7.12% Palmas Notes due December 20, 2030	28.0	28.2
Other notes and contracts, primarily secured by receivables, buildings, real estate and equipment	4.9	5.3
Total principal outstanding	212.7	216.5

Less: Short-term borrowings and current maturities	(6.0)	(5.3)
	$206.7	$211.2

Letters of Credit
The Company’s real estate segment has posted letters of credit in the amount of $2.0 million at September 30, 2008 to satisfy certain liability insurance policy requirements for the Company.

   Loan Covenants
Certain debt instruments restrict the ability of the Company’s subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

6.     Income Taxes

The Company had losses before income taxes of $39.4 million for the first nine months of 2008 related to operations; however, the Company has not recorded any tax benefit during these periods related to these losses as the Company anticipates an effective tax rate of zero for 2008 (excluding the tax impacts related to the Palco reorganization in the third quarter of 2008, which are discussed below).  Each period, the Company evaluates appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in that period and those being carried forward.  Based on this evaluation, the Company provided valuation allowances with respect to the deferred tax assets attributable to the losses and credits generated during the three months and nine months ended September 30, 2008.  These valuation allowances were in addition to the valuation allowances that were provided in prior years.

As previously disclosed, the consummation of the MRC/Marathon Plan is expected to result in the loss of a substantial portion of the Company’s net operating losses and other tax attributes for federal income tax purposes.  The Company is required to record the estimated tax impacts of the MRC/Marathon Plan in its 2008 federal income tax return and, consequently, is required to record the estimated tax impacts of the reorganization in the Company’s statements of operations in the third quarter of 2008.  Included in the consolidated statements of operations is a $52.3 million provision for federal incomes taxes reflecting the estimated loss of tax attributes resulting from the consummation of the MRC/Marathon Plan.  It is possible the Company’s estimates could change materially in the next year should facts and circumstances change.

The Company has unrecognized tax benefits associated with net operating losses and capital losses.  These unrecognized tax benefits, if recognized, would not be expected to affect the effective tax rate because it is expected that valuation allowances would be required in respect of the related tax benefits.

The Company has elected under FIN No. 48 to classify interest and penalties related to unrecognized tax benefits as income taxes in the financial statements.  For the period ended September 30, 2008, there were no recognized or unrecognized interest or penalties related to unrecognized tax benefits.

The Company files U.S. federal income tax returns as well as income tax returns in various states and Puerto Rico.  The tax years of 2001 to 2007 remain open to examination by the United States taxing jurisdictions and the tax years 2003 to 2007 remain open to examination by the Puerto Rican taxing jurisdiction.  Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the taxing authorities.  Taxing authorities are auditing tax returns related to one of the Company’s subsidiaries and this audit is expected to result in assessments of additional taxes.  The Company’s subsidiary believes it has substantial defenses to the questions being raised and will pursue all legal remedies should an acceptable resolution not be reached.  However, resolution of this matter involves uncertainties and there can be no assurance that the outcomes will be favorable.  The Company provides for uncertain tax positions pursuant to FIN No. 48.

7.     Employee Benefit Plans

The components of pension and other postretirement benefits expense in respect of the Company’s employee benefit plans are as follows (in millions):

	Pension Benefits		Medical/Life		Pension Benefits		Medical/Life
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Components of net periodic benefit costs:
Service cost	$-	$-	$0.1	$-	$-	$-	$0.1	$-
Interest cost	0.5	0.5	-	-	1.4	1.5	0.1	-
Expected return on assets	(0.6)	(0.5)	-	-	(1.7)	(1.5)	-	-
Recognized net actuarial loss	-	-	-	-	-	-	-	-
Amortization of prior service costs	-	-	(0.1)	-	-	-	(0.1)	-
Net periodic benefit costs	(0.1)	-	-	-	(0.3)	-	0.1	-
Curtailments, settlements and other	-	-	-	-	-	-	-	-
Adjusted net periodic benefit costs	$(0.1)	$-	$-	$-	$(0.3)	$-	$0.1	$-

On July 10, 2008, the Company and the PBGC entered into the PBGC Agreement pursuant to which the Company essentially agreed, among other things, that should the PBGC elect to terminate the Palco Pension Plan in the future, the Company would be liable for any unfunded obligations then outstanding with respect to the Palco Pension Plan.  If such a termination was to be initiated, the Company expects it would first take actions to assume sponsorship of the Palco Pension Plan in order to avoid such termination.  The PBGC Agreement terminates on the earliest of (i) its fifth anniversary, (ii) the date the Palco Pension Plan is assumed by the Company, (iii) the date the Palco Pension Plan is terminated under certain standard termination procedures set forth in ERISA, or (iv) the date the Palco Pension Plan is properly merged into another plan in accordance with ERISA and the Internal Revenue Code.

8.     Contingencies

Certain present and former directors and officers of the Company are defendants in the pending actions described below.  The Company’s bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law.  The Company is obligated to advance defense costs to its officers and directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification.  In addition, the Company’s indemnity obligation can, under certain circumstances, include amounts other than defense costs, including judgments and settlements.

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

In November 2002, the Respondents filed the Sanctions Motion stating that the FDIC illegally paid the OTS to bring the OTS action against the Respondents and that the FDIC illegally sued for an improper purpose (i.e., in order to acquire timberlands held by a subsidiary of the Company).  The Respondents sought as a sanction to be made whole for the attorneys’ fees they have paid (plus interest) in connection with the OTS and FDIC actions.  As of September 30, 2008, such fees were in excess of $41.6 million.  The District Court in August 2005 ruled on the Sanctions Motion, ordering the FDIC to pay the Respondents $72.3 million (including interest).  The District Court’s award was divided into various components consisting of the costs, and interest, incurred by the Respondents in connection with the OTS action (approximately $56.9 million), the FDIC action (approximately $14.1 million), and certain ancillary proceedings (approximately $1.2 million).

The FDIC subsequently appealed the District Court’s decision to the Fifth Circuit.  On April 3, 2008, the Fifth Circuit issued its decision with respect to the FDIC’s appeal.  While the Circuit Court reversed the District Court’s award of sanctions in respect of the OTS action, it upheld the District Court’s finding of sanctionable conduct by the FDIC in connection with the FDIC action and the ancillary proceedings.  The Circuit Court returned the case to the District Court for further proceedings regarding the proper amount of sanctions in respect of the FDIC action and the ancillary proceedings, such amount to be based upon that portion of the Respondents’ costs that resulted from the harassing, delaying and other improper tactics of the FDIC.  None of the District Court award has been accrued as of September 30, 2008 or December 31, 2007.  There can be no assurance that the Company will ultimately collect any portion of the District Court award.

Forest Products Related Litigation

In November 2002, the Cook action and Cave action were filed in the Superior Court of Humboldt County, California.  The original defendants in these actions included certain of the Debtors, the Company, and various affiliates such as Mr. Charles E. Hurwitz.  The Cook action alleges, among other things, that Palco’s logging practices contributed to an increase in flooding along Freshwater Creek (which ran through Palco’s timberlands), resulting in personal injury and damages to the plaintiffs’ properties.  Plaintiffs further allege that in order to have timber harvest plans approved in the affected areas, the defendants engaged in certain unfair business practices.  The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure the watershed is restored.  The Cave and Johnson actions contain similar allegations and request relief similar to the Cook action, both with respect to the Elk River watershed (a portion of which was contained on Palco’s timberlands).  The original defendants in the Cave and Johnson actions included certain of the Debtors, the Company and various affiliates such as Mr. Hurwitz.  On February 1, 2008, the plaintiffs settled for nominal amounts the Cave, Cook and Johnson actions as to the Debtor defendants.  The actions are proceeding as to the remaining defendants.  The Company does not believe the resolution of these actions should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

On December 7, 2006, the Wilson state action was filed under seal in the Superior Court of San Francisco, California, and on the same day, the Wilson federal action was filed under seal in the U.S. District Court for the Northern District of California.  The original defendants in the Wilson actions included certain of the Debtors, the Company and Mr. Hurwitz.  The Wilson actions allege violations of the California False Claims Act and the Federal False Claims Act, respectively, and are qui tam actions (actions ostensibly brought by the government, but on the information and at the instigation of a private individual, who would receive a portion of any amount recovered).  As the State of California declined to participate in the Wilson state action and the United States declined to participate in the Wilson federal action, the seal on each case was lifted and the private individuals are entitled to proceed with the suits.  Both suits allege that the defendants made false claims by submitting to a California agency a sustained yield plan misrepresenting as sustainable the projected harvest yields of the timberlands of Palco and Scopac.  The remedies being sought are actual damages (essentially based on $300.0 million of cash and approximately 7,700 acres of timberlands transferred by the United States and California in exchange for various timberlands purchased from Palco and its subsidiaries), treble damages and civil penalties of up to $10,000 for every violation of the California False Claims Act and the Federal False Claims Act, respectively.  On February 28, 2008, the plaintiffs settled for nominal amounts the Wilson actions as to the Debtor defendants.  The actions are proceeding as to the Company and Mr. Hurwitz.  On September 3, 2008, the Wilson state action was dismissed.  On October 7, 2008, the plaintiffs appealed this decision.  There can be no assurance that the Wilson actions will not have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity.

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

	Nine Months Ended September 30,
	2008	2007

Expected volatility	33%	29%
Expected dividends	-	-
Expected term (in years)	7.14	7.33
Risk-free rate	3.0%	4.2%

Expected volatilities are based on historical volatility of the market price for the Company’s Common Stock.  The dividend yield on the Company’s Common Stock is assumed to be zero since the Company has not paid dividends in the past five years and has no current plans to do so.  The expected term represents the period of time that the options granted are expected to remain outstanding.  The Company uses historical experience regarding exercises to determine the grants’ expected term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the reporting date.

A summary of activity under the Company’s stock option plans during the first nine months of 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Balance at January 1, 2008	1,019,086	$24.11
Granted	2,400	28.50
Exercised	(2,600)	13.70
Forfeited or expired	(92,804)	40.52
Balance at September 30, 2008	926,082	$22.52	4.78	$0.7
Exercisable at September 30, 2008	708,996	$20.78	3.88	$0.7

The Company has recognized a liability for stock-based compensation in the amount of $1.1 million at September 30, 2008 and $7.1 million at December 31, 2007.  The substantial decline is the result of a lower market price for the Company’s Common Stock as of September 30, 2008.  Total compensation benefit for share-based payment arrangements for the nine months ended September 30, 2008 was $6.0 million. Total compensation expense for share-based payment arrangements for the nine months ended September 30, 2007, was $0.4 million.  As of September 30, 2008, total estimated compensation related to non-vested grants not yet recognized is $0.4 million, although the Company may ultimately not have to pay all of such amount, and the weighted average period over which it is expected to be recognized is 3.0 years.  During the nine months ended September 30, 2008, options with a fair value of less than $0.1 million were exercised, resulting in cash payments of less than $0.1 million (the difference between the market price of the Common Stock on the exercise date and the exercise prices of the options exercised).  During the nine months ended September 30, 2007, options with a fair value of $0.6 million were exercised, resulting in cash payments of $0.4 million. There were 2,400 options with a grant date fair value of $0.1 million granted during the second quarter of 2008 and 2007. There were no shares issued as the result of stock option exercises during the nine months ended September 30, 2008 and 2007.

10.   Per Share Information

The weighted average number of shares used to determine basic and diluted earnings per share was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008 (1)	2007

Weighted average number of common shares outstanding-basic(2):	4,561,237	5,250,230	4,744,398	5,252,244

Effect of dilution(3):
Conversion of Class A Preferred Stock	-	-	-	-
Exercise of stock options	-	-	-	-

Weighted average number of common shares outstanding-diluted	4,561,237	5,250,230	4,744,398	5,252,244

(1)
In the second quarter of 2008, a mathematical error was discovered in the calculation of the weighted average shares outstanding for the first quarter of 2008.  As a result, earnings per share for the three months ended March 31, 2008 was reported as a loss of $2.58 per share, rather than a loss of $2.72 per share.

(2)	In March 2008, MAXXAM Parent purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate cost of $20.1 million.
(3)
The Company had a loss for the three and nine months ended September 30, 2008 and 2007.  The Class A Preferred Stock and options were therefore not included in the computation of earnings per share for the period as the effect would be anti-dilutive.  If the Company was required to include dilutive shares in its per share calculations, the number of dilutive shares of Class A Preferred Stock for the three and nine months ended September 30, 2008 and 2007 would be 668,119 and 668,119, respectively, and the number of dilutive options for the three months ended September 30, 2008 and 2007 would be 104,265  and 265,238, respectively, and the number of dilutive options for the nine months ended September 30, 2008 and 2007 would be 34,755 and 88,413, respectively.

11.   Comprehensive Loss

The following table sets forth comprehensive loss (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss	$(65.4)	$(10.5)	$(92.0)	$(29.5)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	(1.2)	(0.2)	0.5	-
Total comprehensive loss	$(66.6)	$(10.7)	$(91.5)	$(29.5)

During the second quarter of 2008, the Company determined, based on current market conditions, issues being experienced in the credit markets, and the anticipated break-up of a contemplated transaction, that the decline in value of one of its marketable securities was other-than-temporary.  Accordingly, in the second quarter of 2008, the Company recognized and included in investment income a $1.8 million impairment charge related to this investment, previously recorded as an unrealized loss in AOCL.

12.   Damage to SHRP Facility

On September 13, 2008, Sam Houston Race Park, SHRP, Ltd.’s racing facility in Houston, Texas was damaged by Hurricane Ike.  As a result of the damage, the live racing meets scheduled for November 2008 through April 2009 have been cancelled, although SHRP, Ltd.’s management expects indoor simulcasting to continue.

The Company has written off the estimated net book value of the property damaged or destroyed by Hurricane Ike, resulting in a charge to depreciation expense of $1.3 million as of September 30, 2008.  The Company’s insurance policies provide that it will be reimbursed for the cost of repairing or rebuilding the damaged portion of the facility.  The Company’s insurance policies also provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the property damage.

SHRP, Ltd.’s management is working with its insurers and their representatives to resolve this claim.  The Company has not recognized any recoveries from its insurers as of September 30, 2008.

13.   Related Party Transaction and Subsequent Events

In 2008, the Company elected to divest of its investments in several limited partnerships as a result of expected difficulties in obtaining information that may be required for disclosure in the Company’s 2008 Form 10-K.   During the nine months ended September 30, 2008, the Company sold its interest in certain of these partnerships, however, due to restrictions in the governing partnership agreements, the Company experienced difficulties in divesting of the remaining two limited partnership investments the Company wishes to sell.  The Company has been working with the general partners of the remaining investees to divest of these remaining investments.  In August 2008, the Company tentatively agreed to sell its ownership interests in one of the remaining investments to Mr. Charles E. Hurwitz, Chairman of the Board and Chief Executive Officer of the Company, for the net asset value of the interests as of August 31, 2008 (as determined by the general partner of the limited partnership).  Following approval of the transaction by the Company’s Audit Committee, and extensive efforts with the general partner to complete the transaction, the sale closed on October 3, 2008, with the Company receiving an aggregate of $3.6 million from two companies controlled by Mr. Hurwitz.  As of the date of this filing, the Company has divested of five of its six investment funds and is in the process of divesting its ownership interest in the sixth fund.

In October 2008, the Company recovered the principal amount of $3.0 million in respect in one of its investments in auction rate securities.  The Company’s carrying value of this investment was $1.6 million, resulting in a $1.4 million recovery.

In October 2008, a subsidiary of the Company borrowed $4.2 million from a bank related to the construction of two homes in the Company’s Eagles Nest development in Fountain Hills, Arizona.

In October 2008, the Company entered into a settlement agreement with a third party for the recovery of approximately $1.5 million of costs previously expensed and incurred, resulting in a $1.5 million recovery realized in the fourth quarter of 2008.

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

Consolidated Operations

Selected Financial Data
The following table presents selected pro forma financial information for the periods indicated for the Company’s consolidated operations, excluding the Debtors for the three months and nine months ended September 30, 2008 and 2007 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007(1)
	(In millions of dollars)

Sales	$23.7	$23.0	$68.7	$70.6
Costs and expenses	(31.9)	(30.6)	(89.1)	(86.3)
Operating loss	(8.2)	(7.6)	(20.4)	(15.7)
Other income (expense)	(0.6)	1.4	(6.4)	4.3
Interest expense, including amortization of deferred financing costs	(4.2)	(4.3)	(12.6)	(12.8)
Loss before income taxes	(13.0)	(10.5)	(39.4)	(24.2)
Provision for income taxes	(52.4)	-	(52.6)	-
Net loss	$(65.4)	$(10.5)	$(92.0)	$(24.2)

Revenues by segment as a percentage of total:
Real estate	35.0%	42.2%	39.2%	48.3%
Racing	54.9%	57.8%	53.1%	51.7%
Corporate	10.1%	-	7.7%	-
	100.0%	100.0%	100.0%	100.0%

(1)	Excludes sales of $4.4 million, operating losses of $2.3 million and net losses of $5.2 million related to the Debtors for the period from January 1, 2007 through January 18, 2007.

Overview of Results of Operations

Sales
Sales for the three months ended September 30, 2008 were essentially flat, as compared to the same period in the prior year.  Real estate sales were $1.4 million lower during the third quarter of 2008 as compared to the same period a year ago.  In July 2008, the final deliveries related to a sale of lumber to a third party occurred and contingent consideration was received, resulting in incremental revenues of $2.4 million.

Sales for the nine months ended September 30, 2008, declined $1.9 million, as compared to the same period in the prior year, reflecting lower levels of real estate sales of $7.2 million partially offset by a $5.3 million sale of lumber to a third party.

Operating Loss
The Company’s operating loss increased from an operating loss of $7.6 million for the three months ended September 30, 2007 to an operating loss of $8.2 million for the three months ended September 30, 2008, reflecting continued operating losses at the Company’s business units, substantial legal fees related to contingencies, offset by a benefit from stock-based compensation of $4.4 million due to a decrease in the market price for the Company’s Common Stock from June 30, 2008 to September 30, 2008.   The three months ended September 30, 2008 included substantial legal fees related to the Wilson actions (see Note 8).  The three months ended September 30, 2008 also includes a $0.4 million write-off of deferred real estate development costs and a $1.3 million write-off to depreciation expense of the estimated net book value of property damaged or destroyed by Hurricane Ike (see Note 12 for additional information).

The Company’s operating loss increased from $15.7 million for the nine months ended September 30, 2007 to $20.4 million for the nine months ended September 30, 2008, reflecting continued operating losses at the Company’s business units and substantial legal fees related to the Wilson actions (see Note 8), partially offset by a benefit from stock-based compensation of $6.0 million due to a decrease in the market price for the Company’s Common Stock.

Other Income, net
Consolidated other income for the three and nine months ended September 30, 2008, was impacted by impairment charges of $0.1 million and $5.6 million in respect of the Company’s investment portfolio during the three months and nine months ended September 30, 2008, respectively.  The impairment charges resulted from liquidity issues in global credit and capital markets, which caused a collapse of the market for auction rate securities, as well as the leveraged buyout market.

Provision for Income Taxes
As disclosed in “-Potential Impact on the Company and Certain Related Entities” in Note 1, the consummation of the MRC/Marathon Plan is expected to result in the loss of a substantial portion of the Company’s net operating losses and other tax attributes for federal income tax purposes.  The Company is required to record the estimated tax impacts of the MRC/Marathon Plan in its 2008 federal income tax return and, consequently, is required to record the estimated tax impacts of the reorganization in the Company’s statements of operations in the third quarter of 2008.  Included in the consolidated statements of operations is a $52.3 million provision for federal incomes taxes reflecting the estimated loss of tax attributes resulting from the consummation of the MRC/Marathon Plan.  It is possible the Company’s estimates could change materially in the next year should facts and circumstances change.

Real Estate Operations

Industry Overview and Selected Operational Data
The Company, principally through its wholly owned subsidiaries and joint ventures, owns, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona, California and Texas.  Results of operations between quarterly periods for the Company’s real estate operations are generally not comparable due to the timing of individual real estate sales transactions and cash collections.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for the full year.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas developments.  There have been significant declines in real estate demand in areas where the Company operates commencing in 2007 and continuing into 2008, due in part to a general economic recession in Puerto Rico and in the United States.  The Company expects the low level of real estate sales activity to continue for some time.

The following table presents selected operational and financial information for the three months and nine months ended September 30, 2008 and 2007, for the Company’s real estate operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions of dollars)

Sales:
Real estate:
Fountain Hills	$0.5	$1.4	$1.9	$6.3
Mirada	-	0.4	0.5	1.8
Palmas	0.4	0.1	0.6	0.3
Total	0.9	1.9	3.0	8.4

Resort, commercial and other:
Fountain Hills	0.4	0.5	2.2	2.6
Palmas	2.4	2.6	7.8	9.1
Commercial lease properties	4.6	4.6	13.8	13.8
Other	-	0.1	0.1	0.2
Total	7.4	7.8	23.9	25.7

Total sales	$8.3	$9.7	$26.9	$34.1

Operating income (loss):
Fountain Hills	$(0.4)	$(0.2)	$(1.6)	$0.5
Mirada	-	0.4	(0.2)	1.0
Palmas	(2.9)	(3.5)	(9.7)	(9.6)
Commercial lease properties	3.2	2.6	9.7	7.8
Other	(0.3)	(0.2)	(1.5)	(1.2)
Total operating income (loss)	$(0.4)	$(0.9)	$(3.3)	$(1.5)

Investment, interest and other income:
Equity in earnings from real estate joint ventures	$(0.4)	$0.3	$(0.3)	$0.7
Other	0.1	0.5	(1.0)	1.3
	$(0.3)	$0.8	$(1.3)	$2.0

Interest expense and amortization of deferred financing costs	$(4.1)	$(4.2)	$(12.5)	$(12.7)

Loss before income taxes	$(4.8)	$(4.3)	$(17.1)	$(12.2)

Sales and Operating Loss
Total real estate sales and operating results declined for the three months and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to a reduction in lot sales at Fountain Hills and an increase in deferred revenues at Mirada.  The reduction of lot sales at Fountain Hills is due primarily to decreased demand and an increased supply of available homes, and the current credit crisis affecting the entire United States.  As lots at Mirada are substantially sold out, the Company does not anticipate receiving significant revenues from the property for some time.  Real estate sales and resort operations at Palmas are being negatively impacted by a general economic recession in Puerto Rico.  Investment, interest and other income reflects an impairment charge related to investments in auction rate securities and lower earnings from the Company’s real estate joint ventures. The three months ended September 30, 2008 includes a $0.4 million write-off of deferred development costs

Racing Operations

Industry Overview and Selected Operational Data
The Company owns SHRP, Ltd., which owns and operates Sam Houston Race Park, a Class 1 horse racing facility in Houston, Texas, and Valley Race Park, a greyhound racing facility located in Harlingen, Texas.  Quarterly results for each of these facilities are generally not comparable due to the timing, varying lengths and types of racing meets held.  Accordingly, the results for any one quarter are not necessarily indicative of the results to be expected for any other quarter or for the full year.  Historically, Sam Houston Race Park and Valley Race Park have derived a significant amount of their annual pari-mutuel commissions from live racing and simulcasting.  Pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston Race Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively.  In June 2008, a Texas horsemen’s group exercised its right to deny Sam Houston Race Park’s ability to transmit its live race wagering signal to locations that allow advance deposit wagering.  This is a result of a coordinated multi-state effort intended to attain a higher percentage of takeout revenues for horsemen.  Advance deposit wagering accounts for approximately 4% of annual gross pari-mutuel revenue at Sam Houston Race Park.  The Company cannot predict when or if the signal will be restored, but management is actively working towards a resolution of the issue.

On September 13, 2008, SHRP, Ltd.’s racing facility in Houston, Texas was damaged by Hurricane Ike.  As a result, the live racing meets scheduled for November 2008 through April 2009 have been cancelled, although SHRP, Ltd.’s management expects indoor simulcasting to continue.  Accordingly, revenues in the fourth quarter of 2008 and in 2009 are expected to be significantly lower.

The following table presents selected operational and financial information for the three months and nine months ended September 30, 2008 and 2007, for the Company’s racing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions of dollars)

Number of live racing days:
Sam Houston Race Park	30	35	77	81
Valley Race Park	-	-	71	70

Handle:
Sam Houston Race Park:
On-track handle	$27.9	$33.4	$90.9	$97.0
Off-track handle	6.4	9.1	79.1	92.9
Total	$34.3	$42.5	$170.0	$189.9

Valley Race Park:
On-track handle	$3.4	$3.7	$13.2	$13.5
Off-track handle	-	-	3.0	2.9
Total	$3.4	$3.7	$16.2	$16.4

Sales:
Sam Houston Race Park:
Gross pari-mutuel commissions	$6.3	$7.6	$22.2	$24.1
Concert revenues	3.3	1.4	4.1	1.7
Other revenues	2.6	3.4	6.4	6.8
Total	12.2	12.4	32.7	32.6
Valley Race Park:
Gross pari-mutuel commissions	0.7	0.8	3.1	3.2
Other revenues	0.1	0.1	0.7	0.7
Total	0.8	0.9	3.8	3.9
Total sales	$13.0	$13.3	$36.5	$36.5

Operating loss:
Sam Houston Race Park	$(3.5)	$(2.7)	$(6.6)	$(4.2)
Valley Race Park	(0.2)	(0.2)	(0.5)	(0.7)
Other	(0.2)	(0.1)	(0.3)	(0.5)
Total operating loss	$(3.9)	$(3.0)	$(7.4)	$(5.4)

Loss before income taxes	$(4.2)	$(3.0)	$(7.7)	$(5.3)

Sales
Total sales for racing operations remained flat for the third quarter and first nine months of 2008, as compared to the prior year periods, due to increased revenues at Sam Houston Race Park’s expanded concert series, partially offset by three factors – Hurricane Ike that closed the facility for eight days, declines in pari-mutuel commissions resulting from reduced levels of wagering and the non-recurrence of a 2007 outdoor event.

Operating Loss
Total operating losses were $3.9 million for the third quarter of 2008 and $7.4 million for the first nine months of 2008.  The increases in operating losses, as compared to prior periods, are primarily due to higher operating costs at Sam Houston Race Park resulting from the expanded concert series, partially offset by lower spending in respect of Laredo LLC.  The results for the three months ended September 30, 2008 include a write-off to depreciation expense of $1.3 million representing the estimated net book value of the property damaged or destroyed by Hurricane Ike.  Additionally, in the first nine months of 2007, there were profits from a non-recurring outdoor event.

Other Items Not Directly Related to Industry Segments

Corporate

The following table presents selected financial information for the three and nine months ended September 30, 2008 and 2007, for Corporate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions of dollars)

Revenue	$2.4	$-	$5.3	$-
Cost of goods sold	(1.0)	-	(5.1)	-
Gain on lumber sale	1.4	-	0.2	-
Corporate expenses	(9.3)	(3.4)	(14.5)	(7.7)
Stock-based compensation	4.4	-	6.0	0.4
Operating loss	(3.5)	(3.4)	(8.3)	(7.3)
Investment, interest and other income (expense)	(0.1)	0.5	(4.9)	2.0
Loss before income taxes	$(3.6)	$(2.9)	$(13.2)	$(5.3)

Revenue and Cost of Goods Sold
Corporate revenue and cost of goods sold resulted from the lumber sales to MRC described in Notes 1 and 3.  As a result of the completion of lumber deliveries and the receipt of contingent consideration, the Company realized a gain in the third quarter of 2008 offsetting the loss recognized during the second quarter of 2008.

Operating Loss
Corporate operating losses represent general and administrative expenses that are not specifically attributable to the Company’s industry segments and include stock-based compensation expense.  For the three and nine months ended September 30, 2008, the Company incurred substantial legal fees related to the Wilson actions (see Note 8).  The Corporate segment’s operating losses for the three and nine months ended September 30, 2008 also include a substantial benefit due to changes in stock-based compensation expense resulting from a decrease in the market price for the Company’s Common Stock.

Investment, Interest and Other Income (Expense)
The Company realized losses from investment, interest and other income (expense) for the three and nine months ended September 30, 2008, as compared to gains in the prior year periods, reflecting a significant downturn in global financial and capital markets.  There were losses of $0.1 million on investments for the third quarter of 2008, including an impairment charge of $0.1 million related to the Company’s investment portfolio, as compared to earnings on investments of $0.5 million for the prior year period.  There were losses of $4.9 million on investments for the first nine months of 2008, including an impairment charge of $5.6 million related to the Company’s investment portfolio, as compared to earnings on investments of $2.0 million for the prior year period.

MGI

The following table presents selected financial information for the three and nine months ended September 30, 2008 and 2007, for MGI.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions of dollars)

Operating loss	$(0.4)	$(0.3)	$(1.4)	$(1.5)
Loss before income taxes	(0.4)	(0.3)	(1.4)	(1.5)

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

	Real Estate	Racing	MGI	Corporate	Total
	(In millions of dollars)

Debt and credit facilities (excluding intercompany notes)
Short-term borrowings and current maturities of long-term debt:
September 30, 2008	$5.8	$0.2	$-	$-	$6.0
December 31, 2007	5.2	0.1	-	-	5.3

Long-term debt, excluding current maturities and discounts:
September 30, 2008	$206.0	$0.7	$-	$-	$206.7
December 31, 2007	210.4	0.8	-	-	211.2

Cash, cash equivalents, marketable securities and other investments
September 30, 2008
Current restricted amounts	$0.1	$2.2	$-	$-	$2.3
Other current amounts	4.1	2.5	-	48.5	55.1
	4.2	4.7	-	48.5	57.4

Long-term unrestricted investments	1.6	-	-	9.5	11.1
Long-term restricted amounts	3.6	-	-	-	3.6
	$9.4	$4.7	$-	$58.0	$72.1

Changes in cash and cash equivalents

Capital expenditures for the nine months ended:
September 30, 2008	$0.7	$1.7	$-	$-	$2.4
September 30, 2007	0.8	2.1	-	0.1	3.0

Net proceeds from dispositions of property and investments for the nine months ended:
September 30, 2008	$-	$-	$-	$-	$-
September 30, 2007	0.1	-	-	-	0.1

Borrowings (repayments) of debt and credit facilities, net of financing costs for the nine months ended:
September 30, 2008	$(3.7)	$(0.1)	$-	$-	$(3.8)
September 30, 2007	(3.3)	(0.1)	-	-	(3.4)
Dividends and advances, including interest paid and tax sharing payments received (paid) for the nine months ended:
September 30, 2008	$8.6	$6.0	$-	$(14.6)	$-
September 30, 2007	1.5	2.5	-	(4.0)	-

Operating Activities
During the nine months ended September 30, 2008, the Company’s operations used cash of $23.9 million, as compared to $10.4 million in the same period a year ago.  Operating cash flows during 2008 have been negatively impacted by weak real estate markets and a decline in investments resulting from overall weak financial market conditions.  The real estate segment used cash of $9.8 million, the racing segment used cash of $5.2 million and Corporate used cash of $8.9 million during the first nine months of 2008.

Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2008, primarily reflects net sales of short-term investments, including three of the Company’s investments in limited partnerships.  Net cash provided by investing activities for the nine months ended September 30, 2007, reflected sales of short-term investments.  During the nine months ended September 30, 2007, the Company maintained significant investments in auction rate securities, which resulted in frequent maturities and purchases of these securities as regular, monthly auctions occurred.  Due to the lack of a market for auction rate securities and the Company’s limited number of auction rate security investments, the Company did not have a significant volume of maturities and purchases of these securities during the nine months ended September 30, 2008.  See Note 4 for further information regarding the Company’s cash, cash equivalents, marketable securities and other investments.

Financing Activities
Net cash used for financing activities in the nine months ended September 30, 2008, includes $20.1 million used by the Company to repurchase Common Stock.  Net cash used for financing activities for the nine months ended September 30, 2007, primarily reflected scheduled debt payments.

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

At September 30, 2008, MAXXAM Parent had no external debt and had unrestricted cash, cash equivalents, marketable securities and other investments of $58.0 million.  MAXXAM Parent believes that its cash and other resources will be sufficient to fund its working capital requirements for the next twelve months. With respect to long-term liquidity, MAXXAM Parent believes that its existing cash and cash resources will be sufficient to meet its long-term working capital requirements. See Note 1, “–Reorganization Proceedings of Palco and Its Subsidiaries–Potential Impact on the Company and Certain Related Entities” regarding potential adverse impacts of the Bankruptcy Cases.

Real Estate Operations

At September 30, 2008, the real estate segment had unrestricted cash, cash equivalents and marketable securities and other investments of $5.7 million, and in October 2008 received an additional $1.4 million due to the recovery of the principal amount of one of its investments in auction rate securities (see Note 13).  Real estate management believes that the segment’s existing cash and credit facilities are sufficient to fund the working capital and capital expenditure requirements of its subsidiaries and joint ventures for the rest of 2008.  If market conditions do not improve, additional cash will be required at the Fountain Hills and Mirada developments in 2009.  In addition, PDMPI and its subsidiaries have previously required advances from MAXXAM Parent to fund their operations, and PDMPI and its subsidiaries are expected to require such advances for the remainder of 2008 and in 2009.  With respect to the segment’s long-term liquidity, real estate management believes that the ability to generate cash from the sale of existing assets, together with the ability to obtain external financing and joint venture partners, should provide sufficient funds to meet its working capital and capital expenditure requirements.

Capital expenditures and real estate improvement and development costs for existing projects were $3.4 million for the first nine months of 2008 and are expected to be between approximately $2.0 million and $2.5 million for the remainder of 2008.   In October 2008, a subsidiary of the Company borrowed $4.2 million from a bank related to the construction of two homes in the Company’s Eagles Nest development in Fountain Hills, Arizona.  Subject to available resources, the Company’s real estate segment may purchase additional properties and/or seek other investment ventures from time to time as appropriate opportunities arise.

    Racing Operations

At September 30, 2008, the racing segment had unrestricted cash, cash equivalents and other investments of $2.5 million.  During the first quarter and third quarter of 2008, SHRP, Ltd. borrowed $4.0 million and $2.0 million, respectively, from MAXXAM Parent to fund its 2008 capital expenditures and to improve its working capital position.  SHRP, Ltd.’s management expects that the company will require additional advances from MAXXAM Parent or external sources to fund its operations and capital expenditures in the future.  SHRP, Ltd. is experiencing strong competition from Internet wagering and racinos in surrounding states.  These factors will also play a role in the long-term liquidity of SHRP, Ltd.

Capital expenditures for the racing operations were $1.7 million for the first nine months of 2008 and are expected to be between approximately $0.1 million and $0.4 million, exclusive of any capital expenditures to replace the property damaged or destroyed by Hurricane Ike, for the remainder of 2008.  Subject to available resources, the Company’s racing segment may purchase additional properties and/or seek to expand its operations as appropriate opportunities arise.

MGI

At September 30, 2008, MGI had minimal cash and cash resources.  See Note 1, “–Reorganization Proceedings of Palco and its Subsidiaries–Potential Impact on the Company and Certain Related Entities” regarding potential adverse impacts of the Bankruptcy Cases.  No assurance can be given that MGI will have sufficient cash resources to satisfy its obligations, including any arising out of the Bankruptcy Cases.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business.  The Company does not use derivatives for any of its treasury or risk management activities.

Trends

Real Estate Operations

The Company’s real estate segment is engaged in marketing and sales programs of varying magnitudes at its real estate developments and investment properties.  The Company intends to continue selling undeveloped acreage and semi-developed parcels, generally to builders and developers, and fully developed lots to individuals and builders.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas developments.  There have been significant declines in real estate demand in areas where the Company operates commencing in 2007 and continuing into 2008, due in part to a general economic recession in Puerto Rico and in the United States.  The Company expects the low level of real estate sales activity to continue for some time.  The real estate segment may purchase additional properties and/or seek other investment ventures as appropriate opportunities arise.

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

Due to damage to SHRP, Ltd.’s racing facility in Houston, Texas resulting from Hurricane Ike, the live racing meets scheduled for November 2008 through April 2009 have been cancelled, although SHRP, Ltd.’s management expects simulcasting to continue.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3

Description:

Short-term investments	$2.7	$2.7	$-	$-

Auction rate securities	5.1	-	-	5.1

Total	$7.8	$2.7	$-	$5.1

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in millions):

Auction Rate Securities

Carrying value as of January 1, 2008	$11.5
Settlements	(2.6)
Impairment charge included in the Consolidated Statement of Operations	(3.8)
Carrying value as of September 30, 2008	$5.1

The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s consolidated financial statements when it adopted SFAS No. 159 on January 1, 2008.  The Company did not adopt the fair value option for any existing eligible assets or liabilities, but will continue to evaluate the application of SFAS No. 159 to new eligible assets and liabilities.

Business Combinations
       In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations.  SFAS No. 141R replaces FASB Statement No. 141, Business Combinations.  SFAS No. 141R retains the purchase method of accounting used in business combinations, but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed.  In addition, the Statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141R on January 1, 2009 for acquisitions on or after such date.

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active
On October 10, 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Due to unanticipated difficulties in obtaining information from certain fund investments required to be disclosed, the Company’s 2007 Form 10-K was filed late.  As the Company expects that it will experience these same difficulties in obtaining comparable information for the Company’s 2008 Form 10-K, the Company elected to divest of these fund investments.  As of the date of this filing, the Company has divested of five of its six investment funds and is in the process of divesting its ownership interest in the sixth fund.  See Note 13 for additional information.

As disclosed in Note 1, Palco emerged from bankruptcy protection during the third quarter of 2008.  As a result, the Company was required to recognize the tax effects of Palco’s reorganization in its statement of operations for the quarterly period ended September 30, 2008.  The Company required additional time to finalize its provision for income taxes and filed its Form 10-Q within the applicable extension period.

Changes in Internal Control over Financial Reporting

As disclosed in Note 10, a mathematical error was discovered in the calculation of the weighted average shares outstanding for the first quarter of 2008.  We concluded that this error was a significant deficiency, and as a result, enhanced our procedures for making this calculation during the quarter ended June 30, 2008.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Note 8 discusses the Company’s material legal proceedings and the information set forth therein is incorporated herein by reference.  Also see Note 1 for the status of the Debtors’ reorganization proceedings.

ITEM 1A.                   RISK FACTORS

Part I, Item 1A of the Form 10-K contains important risk factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statement.  Additional risks and uncertainties not currently known or that are currently deemed immaterial may materially adversely impact our businesses, financial condition, operating results or liquidity.

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
It is possible that the MRC/Marathon Plan could be overturned and unwound as a result of the appeal pending before the Fifth Circuit.  If that occurs, the Company would be required to return $2.25 million of cash consideration it received upon consummation of the MRC/Marathon Plan and Newco’s assumption of the Palco Pension Plan would no longer be effective, among other things.  The estimated unfunded termination obligation attributable to the Palco Pension Plan as of December 31, 2007, was approximately $17.0 million based upon annuity placement interest rate assumptions as of such date.  On July 10, 2008, the Company and the PBGC entered into an agreement pursuant to which the Company essentially agreed, among other things, that should the PBGC elect to terminate the Palco Pension Plan in the future, the Company would for a specified period continue to be liable for any unfunded obligations then outstanding with respect to the Palco Pension Plan.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not sold any securities during the past three years.

The Company did not purchase any shares of its Common Stock during the three months ended September 30, 2008.  The Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 6.                      EXHIBITS

a.           Exhibits:

10.1
Agreement, dated July 10, 2008, between The Pension Benefit Guaranty Corporation and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2008)

10.2
Separation, Release and Confidentiality Agreement, dated July 31, 2008, between the Company and J. Kent Friedman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A Amendment No. 1, filed on August 7, 2008) [Note:  a portion of this exhibit has been redacted and the redacted portion separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment]

* 31.1	Section 302 Certification of Chief Executive Officer

* 31.2	Section 302 Certification of Chief Financial Officer

* 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

  *      Included with this filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the Registrant, respectively.

MAXXAM INC.
Date: November 14, 2008	By:	/S/ M. EMILY MADISON
M. Emily Madison Vice President, Finance (Principal Accounting Officer and Principal Financial Officer)

APPENDIX A

Glossary of Defined Terms

Alternative Plans:  The two plans of reorganization filed with Bankruptcy Court on January 30, 2008 by the Palco Debtors as a group and Scopac, as stand-alone alternatives to the Joint Plan

AOCL:  Accumulated Other Comprehensive Income (Loss)

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

Debtors:  Palco, Scopac, Britt, SDLLC and Palco’s other subsidiaries

DIP Facility:  The $75.0 million Debtor-in-Possession revolving credit facility evidenced by the revolving credit agreement dated as of August 6, 2007 among the Palco Debtors, as borrowers, and Marathon

ERISA:  The Employee Retirement Income Security Act of 1974, as amended from time to time

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

Form 10-K:  Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2007

Fountain Hills:  Fountain Hills, a master-planned residential community located in Fountain Hills, Arizona

FSP SFAS No. 157-3:  FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”

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

Newco:  The company that succeeded to the Debtors under the MRC/Marathon Plan

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