Form 10-K
period 2008-12-31
MAXXAM INC
filed 2009-03-31
CIK 63814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission File Number 1-3924

MAXXAM INC.

Delaware (State or other jurisdiction of incorporation or organization)	95-2078752 (I.R.S. Employer Identification Number)

1330 Post Oak Blvd., Suite 2000 Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)

Registrant’s telephone number, including area code: (713) 975-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.50 par value	American

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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $43.1 million.

Number of shares of common stock outstanding at March 20, 2009: 4,559,637

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III.

*Indicates items that the Registrant is allowed (and has chosen) to omit under the disclosure provisions applicable to smaller reporting companies.

PART I
ITEM 1.             BUSINESS

General

MAXXAM Inc. and its controlled subsidiaries are collectively referred to herein as the “Company” or “MAXXAM” unless otherwise indicated or the context indicates otherwise.  Any reference herein to a company includes the subsidiaries of that company unless otherwise noted or the context indicates otherwise.  The term “MAXXAM Parent” refers to the Company on a stand-alone basis without its subsidiaries.  The defined terms used in this Form 10-K can also be found in the Glossary of Defined Terms located at the end of this document.

The Company was organized as a Delaware corporation in 1955 and currently conducts the substantial portion of its operations through its subsidiaries, which operate in two industries:

•
Residential and commercial real estate investment and development, through MAXXAM Property Company (“MPC”) and other wholly owned subsidiaries of the Company, as well as joint ventures.  The Company’s real estate investment and development activities are conducted primarily in Arizona, California, Puerto Rico and Texas, including associated golf course or resort operations in certain locations.  Company subsidiaries also own several commercial real estate properties that are subject to long-term lease arrangements.

•
Racing operations, through Sam Houston Race Park, Ltd. (“SHRP”), a Texas limited partnership wholly owned by the Company.  SHRP owns and operates a Texas Class 1 pari-mutuel horse racing facility in the greater Houston metropolitan area, and a pari-mutuel greyhound racing facility in Harlingen, Texas.

Except as otherwise indicated, all references herein to “Notes” represent the Notes to the Consolidated Financial Statements contained herein.

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”).  These statements appear in a number of places (for example, under Item 3. “Legal Proceedings” and several sections under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “should,” “could,” “plans,” “intends,” “projects,” “seeks,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or objectives.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties.  Actual results could vary materially from the forward-looking statements as a result of various factors.  These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, the ability to obtain financing, new or modified statutory, environmental or regulatory requirements, litigation developments, and changing prices and market conditions.  This Report identifies other factors which could cause differences between such forward-looking statements and actual results.

Real Estate Operations

General

The Company, principally through wholly owned subsidiaries and joint ventures, owns, invests in and develops residential and commercial real estate, primarily in Puerto Rico, Arizona, California and Texas.  Real estate properties and receivables as of December 31, 2008 are as follows:

			Book Value as of December 31, 2008
			(In millions)

Palmas del Mar (Puerto Rico):
Undeveloped land and parcels held for sale	988	acres	$32.9
Property, plant and equipment, receivables and other, net			5.5
Total			38.4
Resort operations - Palmas Country Club (1)			14.6
Total			53.0
Fountain Hills (Arizona):
Residential developed lots and lots under development	122	lots	22.8
Undeveloped residential land	431	acres	4.6
Property, plant, equipment and receivables, net			1.1
Total			28.5
Mirada (California):
Residential developed lots	2	lots	0.5
Property, plant, equipment and receivables, net			0.3
Total			0.8
Commercial lease properties:
Property, plant and equipment, net:
Lake Pointe Plaza (Texas)			96.8
Cooper Cameron building (Texas)			25.0
Motel 6 facilities (10 states)			36.7
Other			2.6
Total			161.1
Total real estate properties and receivables			$243.4

___________________________________________
(1)	The operations of Palmas Country Club include two 18-hole golf courses, a 20-court tennis facility, a member clubhouse and a beach club. Amounts shown are net of accumulated depreciation.

Book Value as of December 31, 2008
(In millions)

Joint Ventures:
FireRock, LLC:
Golf course, clubhouse and other club facilities(1)	$13.2
Other property, plant and equipment, net(1)	2.4
Total	15.6

Investment in FireRock, LLC(2)	$(0.4)
RMCAL Development LP:
Residential units under development(1)	$30.9

Investment in RMCAL Development LP(2)	$4.2
___________________________________________
(1)	Amounts reflect 100% of the book value of the joint venture’s assets.
(2)	Amounts reflect the book value of the Company’s 50% interest.

Revenues from real estate operations were as follows in 2008 and 2007 (see Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Real Estate Operations” for additional details regarding 2008 and 2007 results):

	Years Ended December 31,
	2008	2007
	(In millions)

Palmas del Mar:
Real estate sales	$0.6	$0.3
Commercial, resort operations and other	9.9	11.7
Total	10.5	12.0
Fountain Hills:
Real estate sales	1.9	7.7
Commercial operations and other	2.8	3.3
Total	4.7	11.0
Mirada:
Real estate sales	0.5	3.0
Commercial operations and other	-	0.1
Total	0.5	3.1
Commercial lease properties:
Lake Pointe Plaza	11.1	11.1
Cooper Cameron building	2.3	2.3
Motel 6 facilities	4.8	4.8
Other	0.2	0.2
Total	18.4	18.4
Other:
Commercial operations and other	0.2	0.2
Total	0.2	0.2
Total	$34.3	$44.7

FireRock, LLC(1):
Golf course operations	$4.3	$4.0

RMCAL Development LP(1):
Real estate sales	$7.8	$17.1
___________________________________________
(1)	Amounts reflect 100% of the joint venture’s revenues.

Palmas del Mar

Palmas del Mar, a master-planned residential community and resort located on the southeastern coast of Puerto Rico near Humacao (“Palmas”), was acquired by a subsidiary of the Company in 1984.  Originally over 2,700 acres, as of December 31, 2008, Palmas had approximately 1,000 acres of undeveloped land remaining.  The Company conducts its operations at Palmas through a wholly owned subsidiary, Palmas del Mar Properties, Inc. (“PDMPI”), and PDMPI’s subsidiaries.  PDMPI seeks developers and investors to acquire its acreage.  Resort operations at Palmas are conducted through a wholly owned subsidiary, Palmas Country Club, Inc. (“PCCI”), and include a country club with two golf courses and tennis and beach club facilities.  Certain other amenities, including a hotel, marina, equestrian center and various restaurants, are owned and operated by third parties.

Fountain Hills

In 1968, a subsidiary of the Company purchased and began developing approximately 12,100 acres of real property in Fountain Hills, Arizona, which is located near Phoenix and adjacent to Scottsdale, Arizona.  Development of Fountain Hills is substantially complete.  Future sales are expected to consist of fully developed lots in two developments known as Eagles Nest and Adero Canyon.  Eagles Nest, a 506-acre custom lot development planned to include 245 lots, commenced sales in 2004.  Lots are being released in phases, with 2 lots and 11 lots having been sold in 2008 and 2007, respectively.  Development plans have been formulated for Adero Canyon, a 431-acre custom lot development planned to include 171 lots.  Financing of Adero Canyon is expected to be accomplished either through new credit facilities or joint venture arrangements.

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

Mirada

In 1991, a subsidiary of the Company acquired Mirada, a 220-acre luxury resort residential project located in Rancho Mirage, California.  Mirada is a master-planned community in the Santa Rosa Mountains, 650 feet above the Coachella Valley floor.  The Company’s direct development activities at the project are complete.  The first of the project’s six parcels was a custom lot subdivision of 46 estate lots.  The Ritz Carlton Rancho Mirage Hotel, which is owned and operated by a third party, was developed on the second parcel.  The third parcel is a custom lot subdivision consisting of 63 estate lots.  As of December 31, 2008, all but 2 lots had been sold.  Two other parcels, encompassing approximately 39 acres, were sold in 2005.

In April 2004, a subsidiary of the Company and a third party real estate development company formed a joint venture named RMCAL Development LP (“RMCAL”) to develop the final parcel, a 27-acre residential tract.  In connection with the formation of RMCAL, the Company sold a 50% interest in the parcel and contributed the remainder of the parcel to the joint venture in return for a 50% interest in the venture.  RMCAL will construct and sell 46 villas to be built on the parcel.  As of December 31, 2008, fourteen villas and one lot had been sold and construction had either been completed or was underway on eight other villas.

Commercial Lease Properties

In June 2001, subsidiaries of the Company acquired Lake Pointe Plaza, an office complex located in Sugar Land, Texas, for a purchase price of $131.3 million.  The transaction was financed by the subsidiaries through the issuance of $122.5 million of non-recourse notes and the balance from available cash.  The office complex is fully leased to affiliates of the seller through May 2021 and the parent company, Fluor Corporation, has guaranteed all of the lease payments.

In November 2002, a subsidiary of the Company acquired an office building located in Houston, Texas, from Cooper Cameron for a purchase price of $32.7 million.  The transaction was financed by the subsidiary through a cash payment of $3.0 million and the issuance of $29.7 million in non-recourse notes.  The subsidiary simultaneously leased the property back to the seller for a period of 22 years.

In December 2002, a subsidiary of the Company acquired two business trusts which own a portfolio of sixteen motel properties located in ten different states.  The purchase price consisted of a cash payment of $3.5 million and the assumption of certain non-recourse notes with an outstanding principal balance of $49.4 million secured by the properties.  The properties were acquired subject to an existing lease agreement under which the properties are fully leased through April 2019.  In addition, all of the lease obligations are guaranteed by, Accor, the parent company of the current tenant.

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

Employees

As of March 1, 2009, the Company’s real estate operations had approximately 175 employees.

Racing Operations

General

The Company indirectly owns SHRP, which owns and operates Sam Houston Race Park, a Texas Class 1 horse racing facility located within the greater Houston metropolitan area and Valley Race Park, a greyhound racing facility located in Harlingen, Texas.  In January 2004, a subsidiary of the Company, Laredo Race Park LLC (“Laredo LLC”), applied to the Texas Racing Commission (the “Racing Commission”) for an additional license to construct and operate a Class 2 horse racing facility in Laredo, Texas.  In March 2007, the Racing Commission ruled that both Laredo LLC and a competing applicant should be awarded licenses for the Laredo area, and Laredo LLC received its license in September 2007.

Racing Operations and Facilities

Sam Houston Race Park and Valley Race Park offer pari-mutuel wagering on live thoroughbred, quarter horse and greyhound racing during meets approved by the Racing Commission on a yearly basis and on simulcast horse and greyhound racing throughout the year.  Under the Texas Racing Act and related regulations (the “Racing Act”), commission revenues for both facilities are a designated portion of the pari-mutuel handle.  Sam Houston Race Park had 77 days of live racing in 2008, and has 72 of live racing days scheduled for 2009.  Valley Race Park had 93 live racing days during 2008, and has 93 live racing days scheduled for 2009.

Revenues are also earned through commissions on guest and host simulcasts.  Guest simulcasting is the live broadcast of races conducted at other racetracks, on which the patrons of Sam Houston Race Park and Valley Race Park wager.  Host simulcasting is the live broadcast to other race tracks and off-track wagering sites of racing conducted at Sam Houston Race Park and Valley Race Park.  Sam Houston Race Park and Valley Race Park also derive revenues from food and beverage sales, admission and parking fees, group sales and advertising sales.

Regulation of Racing Operations

The ownership and operation of horse and greyhound racetracks in Texas are subject to significant regulation under the Racing Act and oversight by the Racing Commission.  The Racing Act provides, among other things, for the allocation of wagering proceeds among betting participants, purses, racetracks, the State of Texas and for other purposes.  The Racing Act also empowers the Racing Commission to license and regulate substantially all aspects of horse and greyhound racing in the state.  The Racing Commission must approve the number of live racing days that may be offered each year, as well as all simulcast agreements.  Class 1 horse racetracks in Texas are entitled to conduct at least seventeen weeks of live racing for each breed of horses (thoroughbreds and quarter horses), while greyhound tracks are entitled to conduct live racing nearly year round.

Marketing and Competition

SHRP’s management believes that the majority of Sam Houston Race Park’s patrons reside within a 25 mile radius, which includes most of the greater Houston metropolitan area, and that a secondary market of occasional patrons exists outside the 25 mile radius but within a 50 mile radius of the facility.  Sam Houston Race Park uses a number of marketing strategies in an attempt to reach these people and make them more frequent visitors to Sam Houston Race Park.  Recent strategic changes include increased newspaper ad sizes, expansion of website capabilities, radio advertising, increased marketing of items offered outside of the racing product, a VIP program with exclusive promotional offers, and greater focus on casual and event-oriented customers.  Valley Race Park employs similar strategies to attract patrons.  Both Race Parks also rent out facilities and grounds for group events, which increase revenues and expose the facility to potential customers even though the events are often unrelated to racing.  In an effort to increase attendance on days with live racing, Sam Houston Race Park in June 2007 expanded and enhanced its summer concert series, including improving its facilities to allow the concerts to be held on the race track’s infield.

        Sam Houston Race Park competes with other forms of wagering and entertainment, including a Louisiana “racino” (horse or dog tracks with slot machines or other forms of gaming) located approximately 120 miles from Houston, casinos located approximately 140 miles from Houston, a greyhound racetrack located 55 miles away from Houston, a wide range of sporting events and other entertainment activities in the Houston area, the Texas State Lottery, and charitable bingo.  Other competitive pressures include simulcast signals broadcast by racinos, which are able to offer larger purses and more competitive fields, resorts with gaming, and increasing use of the Internet for horse wagering and other gaming, including Internet betting services with customer incentives such as cash rebates.  Sam Houston Race Park could in the future also compete with other forms of gambling in Texas, including casino gambling on Indian reservations elsewhere.

While Sam Houston Race Park believes that the location of Sam Houston Race Park is a competitive advantage over the other more distant gaming ventures mentioned above, the most significant challenges for Sam Houston Race Park are to maintain its customer base in spite of the above competitive pressures and to develop and educate new racing fans in a market where pari-mutuel wagering was absent for sixty years prior to the 1994 opening of Sam Houston Race Park.  Other competitive factors faced by Sam Houston Race Park include the allocation of sufficient live racing days by the Racing Commission and attraction of a sufficient number and quality of race horses to run at Sam Houston Race Park, particularly in view of the larger purses able to be offered by racinos.  Competitive factors faced by Valley Race Park include the Texas State Lottery, charitable bingo and Internet-based gaming, as well as the attraction of sufficient greyhounds to run live racing, along with the ability of Valley Race Park to market its simulcast signal due to its brief live racing season.

The Company has in the past and intends to continue to vigorously pursue Texas gaming legislation favorable to it.  The Texas Legislature holds its regular session every other year.  The most recent regular legislative session began in January 2009 and will run through May 2009.  Several gaming/racing bills have been introduced to date, including certain ones that would be favorable to the Company.  However, no assurance can be given that legislation favorable to the Company will be enacted or become effective.  For instance, some legislation may require the approval of two thirds of each legislative house and a majority of Texas voters.  Moreover, it is impossible to determine what the provisions would be of any legislation that is enacted or its ultimate effect on our racing operations.

Employees

As of March 1, 2009, the Company’s racing operations had approximately 290 full and part-time employees and approximately 595 additional seasonal employees.

Forest Products Operations

General

The Company previously conducted forest products operations through its wholly owned subsidiary, The Pacific Lumber Company (“Palco”), and Palco’s wholly owned subsidiaries, Britt Lumber Co., Inc., Salmon Creek LLC, Scotia Development LCC, Scotia Inn Inc. (“Scotia Inn”) and Scotia Pacific Company LLC (“Scopac”).  As used below, the term “Debtors” refers to Palco and its subsidiaries and the term “Palco Debtors” refers to the Debtors other than Scopac.

Reorganization Proceedings of Palco and its Subsidiaries

         Bankruptcy Filings
        On January 18, 2007 (the “Filing Date”), the Debtors, filed separate voluntary petitions for reorganization (the ”Bankruptcy Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the “Bankruptcy Court”).  As a result of the Bankruptcy Cases, the Company deconsolidated the Debtors’ financial results beginning January 19, 2007.  See Note 1, “–Deconsolidation of Palco and its Subsidiaries.”

        The filing of the Bankruptcy Cases was precipitated by liquidity shortfalls at Palco and Scopac and their resultant inability to make January 2007 interest payments on their respective debt obligations.  As of the Filing Date, Scopac’s indebtedness consisted of its 6.55% Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due 2028 (the “Scopac Timber Notes”) ($713.8 million principal outstanding as of December 31, 2006) and a line of credit with a group of banks ($36.2 million principal outstanding as of December
31, 2006).  These obligations were each secured by Scopac’s timber, timberlands and timber rights and various related assets.  As of the Filing Date, Palco’s principal indebtedness consisted of a five-year $85.0 million secured term loan  ($84.3 million principal outstanding as of December 31, 2006), and a five-year $60.0 million secured asset-based revolving credit facility ($24.1 million of borrowings outstanding and $13.7 million of letters of credit issued as of December 31, 2006).  Marathon Structured Finance Fund L.P. (“Marathon”) provided both facilities, which were secured by the stock of Palco owned by its parent, MAXXAM Group Inc. (“MGI”), and substantially all of the assets of the Palco Debtors (other than Palco’s equity interest in Scopac).

        Filing of Plans of Reorganization
        In December 2007, the Bankruptcy Court approved an agreement allowing the Debtors and certain others to file plans of reorganization.  The Debtors subsequently filed a joint plan of reorganization (the “Joint Plan”).  As the Debtors did not believe the Joint Plan was eligible to be “crammed down” (forced) on creditors who voted against it, the Palco Debtors as a group and Scopac filed separate and alternative stand-alone plans of reorganization (the “Alternative Plans”).

Two other plans of reorganization were filed.  The first was filed by Mendocino Redwood Company, LLC (“MRC”) and Marathon (the “MRC/Marathon Plan”).  The second (the “Noteholder Plan”) was filed by the Indenture Trustee for the Scopac Timber Notes (the “Indenture Trustee”) on behalf of the holders of the Scopac Timber Notes (the “Timber Noteholders”).  The MRC/Marathon Plan provided for the Debtors to be reorganized and continued under two new companies, one (“Newco”) to be owned jointly by MRC and Marathon, and the other to be owned by Marathon, with substantial cash payments to be made to all of the creditor classes other than Marathon.  The Noteholder Plan, which did not address the Palco Debtors, would have effectively resulted in an auction of Scopac’s timberlands to the highest bidder.  The MRC/Marathon Plan provided for the loss entirely of the Company’s indirect equity interests in the Palco Debtors and Scopac; the Noteholder Plan also provided for the loss of the Company’s indirect equity interest in Scopac.

Plan Confirmation and Related Proceedings
On July 8, 2008, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the MRC/Marathon Plan and denying confirmation of the Noteholder Plan, among other things.    On July 11, 2008, the Bankruptcy Court approved the Settlement Agreement described below.  The Indenture Trustee and other parties appealed the Confirmation Order to the Fifth Circuit Court of Appeals (the “Fifth Circuit”) and requested the Fifth Circuit to stay the Confirmation Order pending appeal.

Following the Fifth Circuit’s denial of the request for a stay of the Confirmation Order, the MRC/Marathon Plan closed on July 30, 2008 and the Debtors emerged from bankruptcy.  The consummation of the MRC/Marathon Plan resulted in the loss entirely of the Company’s indirect equity interest in Palco and its subsidiaries, including Scopac.  Oral arguments on the appeal by the Indenture Trustee and others of the Confirmation Order were heard in October 2008, but the Fifth Circuit has not yet ruled.  There can be no assurance that the MRC/Marathon Plan will not be overturned by the Fifth Circuit.  The outcome of the appeal is impossible to predict and, as noted below, an adverse decision would likely have a material adverse effect on the business of the Debtors, on the interests of creditors and the Company and certain of its affiliates.

Settlement Agreement
On May 1, 2008, MRC, Marathon, the MAXXAM Entities (defined below), and the Palco Debtors entered into a settlement of various matters in respect of the Debtors’ bankruptcy proceedings (the “Settlement Agreement”).  Scopac was not a party to the Settlement Agreement.  Except as otherwise noted below, the provisions of the Settlement Agreement were effective upon execution by the parties.

As required by the Settlement Agreement, the Palco Debtors withdrew the Joint Plan and the Palco Debtors’ Alternative Plan and the MAXXAM Entities withdrew as co-proponents of the Joint Plan and the two Alternative Plans.  The Settlement Agreement required MRC and Marathon to amend the terms of the MRC/Marathon Plan, among other things, to provide for (i) a cash payment of not less than $520.0 million to the Timber Noteholders in satisfaction of their bankruptcy claims, and (ii) assumption of Palco’s pension plan (the “Palco Pension Plan”) by Newco upon consummation of the MRC/Marathon Plan (although item (ii) would no longer be effective were the MRC/Marathon Plan to be overturned and unwound on appeal).  As called for by the Settlement Agreement, the Company received consideration of $2.25 million at the time the MRC/Marathon Plan was consummated.  However, such cash payment would have to be refunded were the MRC/Marathon Plan to be overturned and unwound on appeal.

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

MAXXAM Parent, MAXXAM Group Holdings Inc., the parent of MGI (“MGHI”), and MGI (the “MAXXAM Entities”) granted a release in favor of MRC, Marathon and various related parties.  MRC and Marathon granted a release in favor of the MAXXAM Entities and various related parties.  Subject to certain exceptions relating to Marathon and the MAXXAM Entities, the releases cover any and all claims (a) that MRC, Marathon or the MAXXAM Entities had against any of the released parties, and (b) relating to any of the Debtors or their bankruptcy cases that might thereafter arise.  Effective upon the Bankruptcy Court’s approval of the Settlement Agreement, the MAXXAM Entities, MRC and Marathon released the Palco Debtors and various related parties against any and all claims (a) that the MAXXAM Entities, MRC and Marathon had against any of the released parties (including approximately $40.0 million of intercompany indebtedness owed by the Palco Debtors to the MAXXAM Entities), and (b) relating to any of the Debtors or their bankruptcy cases that might thereafter arise.  Effective upon the consummation of the MRC/Marathon Plan, the Palco Debtors released each other, MRC, Marathon, the MAXXAM Entities and various related parties against any and all claims (a) that the Palco Debtors may have had against any of the released parties, and (b) relating to any of the Debtors or their bankruptcy cases that might thereafter arise. The Settlement Agreement also obligates the Company to indemnify MRC, Marathon, Newco and certain affiliates against certain tax liabilities assessed on such parties subsequent to the reorganization.

Potential Impact on the Company and Certain Related Entities
As indicated above, the MRC/Marathon Plan was consummated on July 30, 2008, resulting in the loss entirely of the Company’s indirect equity interests in Palco and its subsidiaries, including Scopac.  If the MRC/Marathon Plan is upheld by the Fifth Circuit, the Company expects it will reverse all or a significant portion of its investment in the Debtors during the period in which the Fifth Circuit renders its decision.  The consolidated financial statements include the Company’s $484.2 million of losses in excess of its investment in the Debtors.  The reversal of the Company’s losses in excess of its investment in the Debtors would have a material impact on stockholders’ deficit (i.e. would result in a $484.2 million increase to stockholders’ equity).  If the Fifth Circuit overturns the MRC/Marathon Plan or renders an inconclusive decision, the Company will re-evaluate its position based on the facts and circumstances at that time.  The Company cannot predict when the Fifth Circuit will rule or what its decision will be.

The ultimate resolution of the Bankruptcy Cases could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates, including MGHI and/or MGI.  It is possible that the MRC/Marathon Plan could be overturned and unwound as a result of the appeal pending before the Fifth Circuit.  If that occurs, the Company would be required to return the $2.25 million of cash consideration it received when the MRC/Marathon Plan was consummated, MGI would be obligated for certain tax liabilities and Newco’s assumption of the Palco Pension Plan would no longer be effective, among other things.  The estimated unfunded termination obligation attributable to the Palco Pension Plan as of December 31, 2008, was approximately $35.0 million based upon annuity placement interest rate assumptions as of such date.  See Note 9 for a summary of a July 10, 2008 agreement between the Company and the Pension Benefit Guaranty Corporation regarding the Palco Pension Plan.

In addition to the foregoing matters, the consummation of the MRC/Marathon Plan (or the Noteholder Plan, in the event the MRC/Marathon Plan is overturned upon appeal) is expected to result in the utilization of all or a substantial portion of the Company’s net operating losses and other tax attributes for federal and state income tax purposes.  Moreover, the MRC/Marathon Plan (and the Noteholder Plan) provides for litigation trusts, which could bring claims against the Company and certain of its affiliates.

Segment Information

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations” and Note 3 for additional information regarding revenues, income or loss, and total assets of the Company’s two segments, as well as revenues from the principal products offered by each.  None of the Company’s segments have material foreign sales or assets.

Employees

At March 1, 2009, MAXXAM and its subsidiaries had approximately 1,080 year-round and seasonal employees, none of whom are covered by a collective bargaining agreement.

Company SEC Reports

As the Company does not maintain an Internet website, the Company’s filings are not available in this manner.  However, the Company files electronically with the Securities and Exchange Commission (the “SEC”), which has an Internet website (http://www.sec.gov) containing the reports, proxy statements and other information that the Company electronically files with the SEC.  In addition, the Company will provide its SEC filings free of charge to any recordholder of the Company’s securities or any “street name” holder that provides a brokerage or similar statement reflecting such holdings (although the Company reserves the right to charge a reasonable fee for copies of the exhibits to such filings).  You should send your request to MAXXAM Inc., c/o Corporate Secretary, 1330 Post Oak Boulevard, Suite 2000, Houston, Texas 77056-3058.  The Company will also consider on a case-by-case basis requests for such materials by persons who do not hold Company securities.

ITEM 1A.          RISK FACTORS

Risks Related to Our Real Estate Operations

Revenues for our real estate operations are expected to decline for the foreseeable future.

In 2005, our real estate operations realized substantial revenues related to sales of residential lots and acreage at our Fountain Hills, Mirada and Palmas developments.  As the proceeds from these asset sales have not been redeployed to other real estate assets and there have been significant declines in real estate demand in areas where the Company operates, this level of sales activity is not expected to recur for some time.

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

We must follow certain land use approval processes to develop our projects.  These processes have become increasingly complex.  Moreover, the statutes, regulations and ordinances governing the approval processes enable third parties to challenge the proposed plans and approvals. Any such challenges would result in additional costs and delays in obtaining approvals or bringing a development to market.  They could also result in litigation outcomes unfavorable to us in a variety of ways such as affecting the timing, design, completion, scope, plans and profitability of a project.

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

Our real estate operations rely on third party contractors to complete various infrastructure requirements at our real estate developments, such as installing electrical lines, piping, water tanks, drainage and roads.  The failure of the contractors to perform or their faulty workmanship could result in claims against our real estate operations.

Risks Related to Our Racing Operations

The significant competition we face from other gaming and entertainment operations can be expected to continue adversely affecting the operating performance of our racing segment.

Sam Houston Race Park competes with many other forms of wagering and entertainment, including Louisiana gaming facilities, a nearby greyhound racetrack, the Texas State Lottery, bingo and a wide range of sporting events and other entertainment activities.  Other competitive pressures include simulcast signals broadcast by race tracks able to offer larger purses and competitive fields, resorts with gaming, and increasing use of the Internet for horse wagering and gaming, including Internet betting services with customer incentives such as cash rebates.  Future competitive risks include approval of new forms of gaming in Texas or elsewhere.  Our racing operations are also affected by the allocation of sufficient live racing days by the Racing Commission and the ability of our racing facilities to attract a sufficient number and quality of race horses and greyhounds.  Sam Houston Race Park and Valley Race Park face a substantial challenge to maintain and grow their customer base in light of these competitive pressures.

It will be difficult to obtain legislation that would allow our racing operations to increase their revenues.

Our two racing facilities would be able to increase their revenues, likely to a substantial degree, were additional forms of gaming to be allowed at our horse and dog racing tracks.  The Company and other industry participants have during prior regular and special sessions of the Texas Legislature pursued legislation that would permit video lottery terminals at Texas tracks.  None of these prior sessions resulted in the passage of such legislation.  We intend to continue vigorously pursuing legislation favorable to our racing operations, including during the current legislative session that began in January 2009 and runs through May 2009.  Several gaming/racing bills have been introduced to date, including certain ones that would be favorable to the Company.  However, no assurance can be given that legislation favorable to the Company will be enacted or become effective.  For instance, some legislation may require the approval of two thirds of each legislative house and a majority of Texas voters.  Moreover, it is impossible to determine what the provisions would be of any legislation that is enacted or its ultimate effect on our racing operations.

Legislative and regulatory developments could adversely affect our racing operations.

The ownership and operation of horse and greyhound racetracks in Texas are subject to significant regulation under the Racing Act and oversight by the Racing Commission.  The Racing Act could be amended in ways that are adverse to our racing operations, or the Racing Commission could adopt regulations or issue rulings that negatively affect our racing operations.

Risks Related to the Bankruptcy Cases

The bankruptcy cases of the Debtors could result in claims against or have other adverse impacts on the Company and its affiliates.

It is possible that the MRC/Marathon Plan could be overturned and unwound as a result of the appeal pending before the Fifth Circuit.  If that occurs, the Company would be required to return the $2.25 million of cash consideration it received when the MRC/Marathon Plan was consummated, MGI would be obligated for certain tax liabilities, and Newco’s assumption of the Palco Pension Plan would no longer be effective, among other things.  The estimated unfunded termination obligation attributable to the Palco Pension Plan as of December 31, 2008, was approximately $35.0 million based upon annuity placement interest rate assumptions as of such date.  On July 10, 2008, the Company and the PBGC entered into an agreement pursuant to which the Company essentially agreed, among other things, that should the PBGC elect to terminate the Palco Pension Plan in the future, the Company would for a specified period continue to be liable for any unfunded obligations then outstanding with respect to the Palco Pension Plan.  Accordingly, an adverse decision related to the Bankruptcy Cases would likely have a material adverse effect on the Company’s consolidated financial position, results of operations and liquidity.

In addition to the foregoing matters, the consummation of the MRC/Marathon Plan (or the Noteholder Plan, in the event the MRC/Marathon Plan is overturned upon appeal) is expected to result in the utilization of all or a substantial portion of the Company’s net operating losses and other tax attributes for federal and state income tax purposes.  Moreover, the MRC/Marathon Plan (and the Noteholder Plan) provides for litigation trusts, which could bring claims against the Company and certain of its affiliates.

Other Risk Factors

        The pending Wilson actions could have a material adverse effect upon the Company.

        The Company is a defendant in the Wilson federal action in which the plaintiffs allege that the Company and others violated the Federal False Claims Act.  The Company is also a defendant in a similar lawsuit, the Wilson state action, which alleges violations by the Company and others of the California False Claims Act.  The Wilson federal action is scheduled for trial beginning on April 20, 2009.  As the plaintiffs are claiming damages in the Wilson actions that, on a combined basis, exceed a billion dollars, an adverse decision in either Wilson action would likely have a material adverse effect on the Company’s consolidated financial position, results of operations and liquidity.  The Wilson actions are described in Item 3.  “Legal Proceedings–MAXXAM Inc. Litigation–Forest Products Related Litigation” and Note 10, “–Contingencies–MAXXAM Inc. Litigation–Forest Products Related Litigation.”

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

We have insurance coverage against a variety of operating hazards including business interruption, liability and other losses to the extent deemed prudent by our management and to the extent insurance is available at acceptable rates.  However, the nature and amount of that insurance may not be sufficient to fully cover liabilities arising out of pending and future litigation or other claims.  Moreover, our insurance has deductibles or self insured retentions and contains certain coverage exclusions.  Insurance does not provide complete protection against losses and risks, and our results of operations would be adversely affected by claims not covered by insurance.

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

MAXXAM Parent’s investment portfolio could be adversely affected by market conditions and other factors.

MAXXAM Parent has substantial assets in different types of investments such as:

•	a variety of liquid money market instruments, and
•	U.S. equity securities and corporate debt securities, U.S. treasury obligations and other debt securities.

While MAXXAM Parent tries to minimize its risk with respect to its investment portfolio, there can be no assurance that a variety of market and other factors, such as interest rate changes and general market fluctuations, will not adversely affect the performance of MAXXAM Parent’s investment portfolio.

Our Chairman controls the election of the Company’s Board of Directors.

Charles E. Hurwitz, the Company’s Chairman of the Board, controls a majority of the Company’s common stock (the “Common Stock”) and 84.4% of the Company’s total combined voting power.  As a result, Mr. Hurwitz is able to control the election of the Company’s Board of Directors and controls the vote on virtually all matters which might be submitted to a vote of our stockholders.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

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

The FDIC subsequently appealed the District Court’s decision to the Fifth Circuit, which in April 2008 reversed the District Court’s award of sanctions in respect of the OTS action, but upheld the District Court’s finding of sanctionable conduct by the FDIC in connection with the FDIC action and the ancillary proceedings.  The Circuit Court returned the case to the District Court for further proceedings regarding the proper amount of sanctions in respect of the FDIC action and the ancillary proceedings.  On December 17, 2008, a settlement agreement, providing for mutual releases by the parties and a $10.0 million payment by the FDIC to the Company, was executed by the FDIC, Charles Hurwitz, the Company and Federated Development Company (“Federated”), a principal stockholder of the Company now known as Giddeon Holdings Inc.  The $10.0 million was received by the Company on December 17, 2008 and has been recognized in the Company’s 2008 results of operations.

   Forest Products Related Litigation

In November 2002, two similar actions entitled Alan Cook, et al. v. Gary Clark, et al. (the “Cook action”) and  Steve Cave, et al. v. Gary Clark, et al. (the “Cave action”) (Nos. DR020718 and DR020719, respectively) were filed in the Superior Court of Humboldt County, California.  The original defendants in these actions included certain of the Debtors, the Company, and various affiliates such as Charles E. Hurwitz.  The Cook action alleges, among other things, that Palco’s logging practices contributed to an increase in flooding along Freshwater Creek (which ran through Palco’s timberlands), resulting in personal injury and damages to the plaintiffs’ properties.  Plaintiffs further allege that in order to have timber harvest plans approved in the affected areas, the defendants engaged in certain unfair business practices.  The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure the watershed is restored.  The Cave action contains similar allegations and requests relief similar to the Cook action, both with respect to the Elk River watershed (a portion of which was contained on Palco’s timberlands).  In October 2005, an action entitled Edyth Johnson, et.al v. Charles E. Hurwitz, an individual; MAXXAM Inc. et al. (No. DR040720) (the “Johnson action”) was filed in Humboldt County Superior Court and contains allegations and requests relief similar to the Cave and Cook actions with respect to the Elk River watershed. The original defendants in the Johnson action included certain of the Debtors, the Company and various affiliates such as Mr. Hurwitz.  On February 1, 2008, the plaintiffs settled for nominal amounts the Cave, Cook and Johnson actions as to the Debtor defendants.  The actions are proceeding as to the remaining defendants.  The Company does not believe the resolution of these actions should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

Both suits allege that the defendants made false claims by submitting to a California agency a sustained yield plan misrepresenting as sustainable the projected harvest yields of the timberlands of Palco and Scopac.  The remedies being sought are actual damages (essentially based on over $300.0 million of cash and approximately 7,700 acres of timberlands transferred by the United States and California in exchange for various timberlands purchased from Palco and its subsidiaries), as well as treble damages and civil penalties of up to $10,000 for every violation of the California False Claims Act and the Federal False Claims Act, respectively.  On February 28, 2008, the plaintiffs settled for nominal amounts the Wilson actions as to the Debtor defendants.  The actions are proceeding as to the Company and Mr. Hurwitz.  The Wilson federal action is scheduled for trial beginning on April 20, 2009.  The Wilson state action was dismissed in September 2008, but the plaintiffs have appealed this decision.

As the plaintiffs are claiming damages in the Wilson actions that, on a combined basis, exceed a billion dollars, an adverse decision in either Wilson actions would likely have a material adverse effect on the Company’s consolidated financial condition, results of operations and liquidity.  The Company has incurred significant attorneys’ fees related to these matters.  As of December 31, 2008, such fees were in excess of $13.9 million (of which $5.9 million is reflected as an accrued liability on the Company’s Consolidated Balance Sheet).

   Debtors’ Bankruptcy Proceedings

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

	2008		2007
	High	Low	High	Low

First quarter	$33.00	$26.07	$30.00	$27.20
Second quarter	32.00	23.95	32.00	27.60
Third quarter	25.55	10.00	29.00	26.25
Fourth quarter	14.75	8.37	29.50	25.55

        As of March 1, 2009, there were 2,392 recordholders of the Company’s Common Stock.  The Company has not declared any cash dividends on its capital stock for a number of years and has no present intention to do so.

Issuer Purchases of Equity Securities

The Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.  In this regard, MAXXAM Parent in March 2008 purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate price of $20.1 million (a cost of $29.25 per share).  Additionally, MAXXAM Parent purchased 1,600 shares during November 2008 for an aggregate price of less than $0.1 million (a cost of $12.15 per share) in a single transaction over the American Stock Exchange.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2008, concerning securities that have been, or are available to be, issued under the various equity compensation plans of the Company.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders:
Common Stock	1,052,182	$21.07	12,058	(1)
Preferred Stock	-	-	70,000	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	1,052,182	$21.07	82,058	(1)
___________________________________________
(1)
Includes (a) 358 shares of Common Stock and 70,000 shares of Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock (the “Class A Preferred Stock”) available for issuance under the Company’s 2002 Omnibus Employee Incentive Plan (the “2002 Omnibus Plan”), and (b) 11,700 shares of Common Stock available for issuance under the Company’s Non-Employee Director Stock Plan (the “Director Plan”).  Awards under the 2002 Omnibus Plan may be made in the form of incentive or non-qualified stock options, stock appreciation rights, performance units or shares, and restricted and unrestricted stock.

ITEM 6.             SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto appearing in Item 8.

Results of Operations

This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA.  See this section, Item 1. “Business–General” and Item 1A. “Risk Factors” for cautionary information with respect to such forward-looking statements.

The Company now operates in two industries: real estate investment and development, through various subsidiaries and joint ventures, and racing operations through SHRP.  Any reference herein to a company includes the subsidiaries of that company unless otherwise noted or the context indicates otherwise.

The Company contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s two operating segments incurred operating losses in 2007 and 2008.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas real estate developments.  Commencing in 2007, continuing through 2008 and into 2009, there have been significant declines in real estate demand in areas where the Company operates, due primarily to general economic recessions in Puerto Rico and in the United States.  The Company expects the low level of real estate sales activity to continue for some time.

While the Company believes that its cash and other resources will be sufficient to fund its currently estimated working capital requirements for the next twelve months; nonetheless, it has implemented cost reduction initiatives and has eliminated discretionary spending as appropriate.  Additionally, the Company is in the process of attempting to enhance its liquidity through the monetization of certain assets and/or third party financing.  No assurance can be given that these efforts will be successful.  Moreover, the Company has material uncertainties as a result of the Bankruptcy Cases (see Note 1) and the Wilson actions (see Note 10).  An adverse decision related to the Bankruptcy Cases or the Wilson actions (in which the plaintiffs are claiming damages exceeding a billion dollars on a combined basis) would likely have a material adverse effect on the Company’s consolidated financial position, results of operations and liquidity.  The consolidated financial statements and internal cash forecasts do not include any adjustments that might result from the outcome of these material uncertainties.

Consolidated Operations

Selected Operational Data

The following table presents selected pro forma financial information for the periods indicated for the Company’s consolidated operations, excluding the Debtors.

	Years Ended December 31,
	2008	2007 (1)
	(In millions of dollars)

Sales	$83.6	$91.5
Net costs and expenses	(96.9)	(117.2)
Operating income (loss)	(13.3)	(25.7)
Other income (expense)	(4.9)	1.6
Interest expense	(16.8)	(17.1)
Loss before income taxes	(35.0)	(41.2)
Provision for income taxes	(57.4)	(0.5)
Net loss	$(92.4)	$(41.7)

Revenues by segment as a percentage of total:
Real estate	41.0%	48.8%
Racing	54.1%	51.2%
Corporate	4.9%	-
	100%	100%

___________________________________________
 (1)         Excludes the Debtors net losses of $5.2 million for period from January 1, 2007 to January 18, 2007.

Overview of Consolidated Results of Operations

Sales
Sales for 2008 totaled $83.6 million as compared to $91.5 million in 2007.  The reduction in sales in 2008 was due to a continued decline in real estate demand in areas where the Company operates.

Operating Loss
Operating losses were $13.3 million in 2008, as compared to $25.7 million in 2007.  This substantial change resulted primarily from the following:

(i)	net insurance recoveries of approximately $4.3 million related to damage caused by Hurricane Ike at Sam Houston Race Park;
(ii)	an approximate $6.1 million benefit due to changes in stock-based compensation expense resulting from a decrease in the market price for the Company’s Common Stock;
(iii)	a $10.0 million gain on the settlement of the Sanctions Motion; offset by
(iv)	substantial legal fees related to the Wilson actions; and
(v)	a reduction in sales volumes at the Company’s real estate segment, resulting in an overall $2.0 million decline in operating results.

Other Income (Expense)
Other income (expense) primarily relates to the Company’s earnings (losses) on its investment portfolio which has been negatively impacted by the collapse of the global capital markets.  Other income (expense) is comprised of the following (in millions):

	Years Ended December 31,
	2008	2007
	(In millions of dollars)

Money market accounts and other investments	$3.1	$6.0
Auction rate securities (Note 4)	(4.4)	(0.8)
Marketable securities (Note 4)	(2.2)	0.7
Investments in limited partnerships (Note 5)	(1.9)	(4.3)
Joint ventures (Note 5)	(0.7)	-
Contingent consideration (Note 3)	1.2	-
Other	-	0.1
Investment interest and other income (expense), net	$(4.9)	$1.7

Provision for Income Taxes
The consummation of the MRC/Marathon Plan is expected to result in the utilization of a substantial portion of the Company’s net operating losses and other tax attributes for federal income tax purposes. The Company is required to record the estimated tax impacts of the MRC/Marathon Plan in its 2008 federal income tax return and, consequently, was required to record the estimated tax impacts of the reorganization in the Company’s 2008 statement of operations.  Included in the consolidated provision for income taxes is a $67.9 million provision for federal income taxes reflecting the estimated utilization of tax attributes resulting from the consummation of the MRC/Marathon Plan.  It is possible the Company’s estimates could change materially in the future should facts and circumstances change.

Real Estate Operations

Industry Overview and Selected Operational Data
The Company, principally through wholly owned subsidiaries and joint ventures, owns, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona, California and Texas.  Results of operations between quarterly periods for the Company’s real estate operations are generally not comparable due to the timing of individual real estate sales and cash collections.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for the full year.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas real estate developments.  Commencing in 2007, continuing through 2008 and into 2009, there have been significant declines in real estate demand in areas where the Company operates, due primarily to general economic recessions in Puerto Rico and in the United States.  The Company expects the low level of real estate sales activity to continue for some time.

The following table presents selected financial and operating information for the years ended December 31, 2008 and 2007, respectively, for the Company’s real estate operations.

	Years Ended December 31,
	2008	2007
	(In millions of dollars)

Sales:
Real estate:
Fountain Hills	$1.9	$7.7
Mirada	0.5	3.0
Palmas	0.6	0.3
Total	3.0	11.0

Resort, commercial and other:
Fountain Hills	2.8	3.3
Palmas	9.9	11.7
Commercial lease properties	18.4	18.4
Other	0.2	0.3
Total	$31.3	$33.7

Total sales	$34.3	$44.7

Operating income (loss):
Fountain Hills	$(2.6)	$0.1
Mirada	(0.2)	1.6
Palmas	(12.5)	(12.8)
Commercial lease properties	13.0	10.6
Other	(1.3)	(1.3)
Total operating income (loss)	$(3.6)	$(1.8)

Investment, interest and other income:
Equity in earnings (losses) from real estate joint ventures	$(0.7)	$-
Other	0.6	1.7
	$(0.1)	$1.7

Interest expense and amortization of deferred financing costs	(16.7)	(17.0)

Income (loss) before income taxes	$(20.4)	$(17.1)

Sales and Operating Income (Loss)
Sales for the real estate segment include revenues from sales of developed lots, acreage and other real property associated with the Company’s real estate developments; revenues from resort and other commercial operations conducted at these real estate developments; and lease revenues from several commercial properties.

Total real estate sales and operating results declined in 2008, as compared to 2007, primarily due to a reduction in lot sales at Fountain Hills and at Mirada.  The lower lot sales at Fountain Hills are due primarily to decreased demand and an increased supply of available homes in the area, and the current economic crisis affecting the entire United States.  As lots at Mirada are substantially sold out, the Company does not anticipate receiving significant direct revenues from the property in the future.  Real estate sales and resort operations at Palmas are being negatively impacted by a general economic recession in Puerto Rico.  Investment, interest and other income reflects lower earnings from the Company’s real estate joint ventures.

Racing Operations

Industry Overview and Selected Operational Data
The Company owns SHRP, which owns and operates Sam Houston Race Park, a Class 1 horse racing facility in Houston, Texas, and Valley Race Park, a greyhound racing facility located in Harlingen, Texas.  Quarterly results for each of these facilities are generally not comparable due to the timing, varying lengths and types of racing meets held.  Accordingly, the results for any one quarter are not necessarily indicative of the results to be expected for any other quarter or for the full year.  Historically, Sam Houston Race Park and Valley Race Park have derived a significant amount of their annual pari-mutuel commissions from live racing and simulcasting.  Pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston Race Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively.

On September 13, 2008, SHRP’s racing facility in Houston, Texas was damaged by Hurricane Ike.  As a result, the live racing meets scheduled for November 2008 through April 2009 were cancelled, although indoor simulcasting has continued.

The following table presents selected operational and financial information for the years ended December 31, 2008 and 2007, respectively, for the Company’s racing operations:

	Years Ended December 31,
	2008	2007
	(In millions of dollars)

Number of live racing days:
Sam Houston Race Park	77	104
Valley Race Park	93	99

Handle:
Sam Houston Race Park:
On-track handle	$118.6	$124.2
Off-track handle	79.1	122.7
Total	$197.7	$246.9

Valley Race Park:
On-track handle	$17.0	$17.4
Off-track handle	3.8	3.9
Total	$20.8	$21.3

Sales:
Sam Houston Race Park:
Gross pari-mutuel commissions	$28.3	$31.0
Concert revenues	4.3	1.7
Other revenues	7.5	9.0
Total	40.1	41.7
Valley Race Park:
Gross pari-mutuel commissions	4.1	4.1
Other revenues	1.0	1.0
Total	5.1	5.1
Total sales	$45.2	$46.8

Operating loss:
Sam Houston Race Park	$(3.6)	$(6.6)
Valley Race Park	(1.0)	(0.9)
Other	(0.4)	(0.6)
Total operating loss	$(5.0)	$(8.1)

Loss before income taxes	$(5.0)	$(8.0)

Sales
Total sales for racing operations in 2008 declined $1.6 million from the prior year period.  The decrease was due to Hurricane Ike, which caused the facility to close for eight days and resulted in the cancellation of live racing that was scheduled to commence in November 2008, and declines in pari-mutuel commissions resulting from reduced levels of wagering.  These factors were partially offset by additional revenues resulting from the expansion of Sam Houston Race Park’s concert series.

Operating Loss
Total operating losses for racing operations were $5.0 million for 2008 as compared to $8.1 million for 2007.  The operating losses for 2008 were due to higher operating costs at Sam Houston Race Park resulting primarily from the expanded concert series, partially offset by lower spending in respect of Laredo.  Operating losses for 2008 included a net gain of $4.3 million from proceeds received from insurance providers in excess of the net book value of the property written off.

Other Items Not Directly Related to Industry Segments

Corporate
	Years Ended December 31,
	2008	2007
	(In millions of dollars)

Revenue	$4.1	$-
Cost of goods sold	(5.1)	-
Loss on lumber sale	(1.0)	-
Corporate expenses, including legal fees	(18.5)	(13.5)
Gain on settlement of Sanctions Motion	10.0	-
Stock-based compensation	6.1	(0.3)
Operating loss	(3.4)	(13.8)
Investment, interest and other income (expense)	(4.9)	(0.4)
Loss before income taxes	$(8.3)	$(14.2)

Revenue and Cost of Goods Sold
Corporate revenue and cost of goods sold resulted from the lumber sales to MRC described in Notes 1 and 3.

Operating Loss
Corporate operating losses represent general and administrative expenses that are not specifically attributable to the Company’s industry segments and include stock-based compensation expense.  In 2008, the Company incurred substantial legal fees related to the Wilson actions (see Note 10).  The Corporate segment’s operating losses for 2008 also include a substantial benefit due to a decrease in stock-based compensation expense as a result of the lower market price for the Company’s Common Stock and a $10.0 million gain on the settlement of the Sanctions Motion.

MGI

	Years Ended December 31,
	2008	2007
	(In millions of dollars)

Operating loss	$(1.3)	$(1.9)
Loss before income taxes	(1.3)	(1.9)

Operating Loss
MGI’s operating losses represent MGI’s general and administrative expenses on a stand-alone basis (excluding the Debtors) and consists primarily of auditing and legal fees.

Financial Condition and Investing and Financing Activities

This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA. See this section, Item 1.  “Business–General” and Item 1A. “Risk Factors” for cautionary information with respect to such forward-looking statements.

Overview

The Company conducts its operations primarily through its subsidiaries.  Certain of the Company’s subsidiaries have secured creditors . and those creditors have priority with respect to certain assets and the earnings of such subsidiaries over the claims of general unsecured creditors of the Company and future claimants.

Cash Flow

The following table summarizes certain pro forma data related to the financial condition and to the investing and financing activities of the Company and its subsidiaries, excluding the Debtors, for the periods presented:

	Real Estate	Racing	MGI	Corporate	Total
	(In millions of dollars)

Debt and credit facilities (excluding intercompany notes)
Short-term borrowings and current maturities of long-term debt:
December 31, 2008	$5.9	$0.2	$-	$-	$6.1
December 31, 2007	5.2	0.1	-	-	5.3

Long-term debt, excluding current maturities and discounts:
December 31, 2008	$205.0	$0.7	$-	$-	$205.7
December 31, 2007	210.4	0.8	-	-	211.2

Cash, cash equivalents, marketable securities and other investments
December 31, 2008
Current restricted amounts	$0.2	$0.3	$-	$-	$0.5
Other current amounts	5.1	7.7	-	49.3	62.1
	5.3	8.0	-	49.3	62.6

Long-term unrestricted investments	-	-	-	2.0	2.0
Long-term restricted amounts	3.6	-	-	-	3.6
	$8.9	$8.0	$-	$51.3	$68.2

Changes in cash and cash equivalents

Capital expenditures for the year ended:
December 31, 2008	$0.6	$1.8	$-	$-	$2.4
December 31, 2007	2.0	2.9	-	0.1	5.0

Net proceeds from dispositions of property and investments for the year ended:
December 31, 2008	$-	$-	$-	$-	$-
December 31, 2007	0.1	-	-	-	0.1

Borrowings (repayments) of debt and credit facilities, net of financing costs, for the year ended:
December 31, 2008	$(4.3)	$(0.4)	$-	$-	$(4.7)
December 31, 2007	(4.3)	0.6	-	-	(3.7)
Dividends, advances (including interest paid) and tax sharing payments received (paid) for the year ended:
December 31, 2008	$11.3	$6.0	$-	$(17.3)	$-
December 31, 2007	5.8	5.8	-	(11.6)	-

        Operating Activities
Net cash used for operating activities for the year ended December 31, 2008 and 2007, resulted primarily from operating cash shortfalls due to low levels of sales activity within the real estate segment, costs related to SHRP’s summer concert series and costs incurred by the Company in connection with the Debtors’ bankruptcy proceedings and the Wilson actions offset by cash recoveries related to the settlement of the Sanctions Motion.

Investing Activities
Net cash provided by investing activities for the year ended December 31, 2008, resulted primarily from the sale of investments in limited partnerships and other investments, capital expenditures and net proceeds from the Company’s insurance providers related to an involuntary conversion of property.  Net cash provided by investing activities for the year ended December 31, 2007, resulted primarily from the sale of marketable securities.

Financing Activities
Net cash used for financing activities for the year ended December 31, 2008 reflects $20.1 million of purchases of the Company’s Common Stock.  Net cash used for financing activities for the year ended December 31, 2007, resulted from principal payments on long-term debt in the real estate segment.

MAXXAM Parent

MAXXAM Parent has in the past provided, and expects to provide from time to time in the future, either directly or through subsidiaries, and under appropriate circumstances, various forms of financial assistance to its subsidiaries, or enter into financing or other transactions with its subsidiaries, including secured or unsecured loans, or asset purchases.  There can be no assurance that such subsidiaries will have sufficient liquidity in the future to repay intercompany loans.

At December 31, 2008, MAXXAM Parent had no external debt and had unrestricted cash, cash equivalents and marketable securities of $51.3 million.  MAXXAM Parent believes that its cash and other resources will be sufficient to fund its currently estimated working capital requirements for the next twelve months.  With respect to long-term liquidity, MAXXAM Parent believes that its existing cash and other resources will be sufficient to meet its long-term working capital requirements. However, an adverse decision related to the Bankruptcy Cases or the Wilson actions (in which the plaintiffs are claiming damages exceeding a  billion dollars on a combined basis) would likely have a material adverse effect on (i) the Company’s consolidated financial position, results of operations and liquidity, and (ii) MAXXAM Parent's ability to provide financial assistance to its subsidiaries.  The consolidated financial statements and internal cash forecasts do not include any adjustments that might result from the outcome of these material uncertainties.  See Item 1A. “Risk Factors–Other Risk Factors,” Item 3.  “Legal Proceedings–MAXXAM Inc. Litigation–Forest Products Related Litigation” and Note 10, “–Contingencies–MAXXAM Inc. Litigation–Forest Products Related Litigation” for information regarding the Wilson actions.  See Note 1, “–Reorganization Proceedings of Palco and Its Subsidiaries–Potential Impact on the Company and Certain Related Entities” regarding potential adverse impacts of the Bankruptcy Cases.

Although there are no restrictions on the Company’s ability to pay dividends on its capital stock, the Company has not paid any dividends for a number of years and has no present intention to do so.  In March 2008, MAXXAM Parent purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate price of $20.1 million (a cost of $29.25 per share).  Additionally, MAXXAM Parent purchased 1,600 shares during November 2008 for an aggregate price of less than $0.1 million (a cost of $12.15 per share) in a single transaction over the American Stock Exchange.  The Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.

Real Estate Operations

At December 31, 2008, the real estate segment had unrestricted cash, cash equivalents and marketable securities and other investments of $5.1 million.  Real estate management believes that advances from MAXXAM Parent will be required at the Fountain Hills and Mirada developments in 2009.  In addition, PDMPI and its subsidiaries have previously required substantial advances from MAXXAM Parent to fund their operations, and PDMPI and its subsidiaries are expected to again require advances in 2009.  There can be no assurance MAXXAM Parent will have sufficient liquidity in the future to provide advances to its subsidiaries.  With respect to the segment’s long-term liquidity, real estate management believes that the ability to generate cash from the sale of existing assets, together with the ability to obtain external financing and joint venture partners, should provide sufficient funds to meet its working capital and capital expenditure requirements.

Capital expenditures and real estate improvement and development costs for current projects were $6.6 million in 2008 and are expected to be between approximately $5.0 million and $7.0 million for the 2009.   In October 2008, a subsidiary of the Company borrowed $4.2 million from a bank related to the construction of two homes in the Company’s Eagles Nest development in Fountain Hills.  Subject to available resources, the Company’s real estate segment may purchase additional properties and/or seek other investment opportunities from time to time as appropriate opportunities arise.

Racing Operations

At December 31, 2008, the racing segment had unrestricted cash, cash equivalents and other investments of $7.7 million.  During 2008, SHRP borrowed $6.0 million from MAXXAM Parent to fund its 2008 capital expenditures and to improve its working capital position.  SHRP’s management expects that it will require additional advances from MAXXAM Parent to fund its operations and capital expenditures in the future.  There can be no assurance MAXXAM Parent will have sufficient liquidity in the future to provide advances to its subsidiaries.  SHRP is experiencing strong competition from Internet wagering and racinos in surrounding states.  Absent favorable gaming legislation, SHRP management expects these factors to continue to adversely affect SHRP’s liquidity.

Capital expenditures for racing operations were $2.6 million in 2008 and are expected to be between approximately $8.5 million and $9.5 million in 2009, including capital expenditures to replace the property damaged or destroyed by Hurricane Ike.  Subject to available resources, the Company’s racing segment may purchase additional properties and/or seek to expand its operations as appropriate opportunities arise.

MGI

At December 31, 2008, MGI had minimal cash and cash resources.  See Note 1, “–Reorganization Proceedings of Palco and its Subsidiaries–Potential Impact on the Company and Certain Related Entities” regarding potential adverse impacts of the Bankruptcy Cases.  No assurance can be given that MGI will have sufficient cash resources to satisfy its obligations, including any arising out of the Bankruptcy Cases.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business, or financings by unconsolidated special purpose entities.  The Company does not use derivatives for any of its treasury or risk management activities.

Trends

Real Estate Operations

The Company’s real estate segment is engaged in marketing and sales programs of varying magnitudes at its real estate developments and investment properties.  The Company intends to continue selling undeveloped acreage and semi-developed parcels, generally to builders and developers, and fully developed lots to individuals and builders.

In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas developments.  Commencing in 2007, continuing through 2008 and into 2009, there have been significant declines in real estate demand in areas where the Company operates, due primarily to general economic recessions in Puerto Rico and in the United States.  The Company expects the low level of real estate sales activity to continue for some time.

The real estate segment may purchase additional properties and/or seek other investment ventures as appropriate opportunities arise.

Racing Operations

The Company has in the past and intends to continue to vigorously pursue Texas gaming legislation favorable to it.  The Texas Legislature holds its regular session every other year.  The most recent regular legislative session began in January 2009 and will run through May 2009.  Several gaming/racing bills have been introduced to date, including certain ones that would be favorable to the Company.  However, no assurance can be given that legislation favorable to the Company will be enacted or become effective.  For instance, some legislation may require the approval of two thirds of each legislative house and a majority of Texas voters.  Moreover, it is impossible to determine what the provisions would be of any legislation that is enacted or its ultimate effect on our racing operations.

A subsidiary of the Company, Laredo LLC, has been awarded a license to construct and operate a Class 2 horse racing facility in Laredo, Texas.  As a condition of the award, Laredo LLC is required to comply with certain requirements, including to host simulcast racing no later than July 15, 2009 and to host live racing on a date to be determined by the Racing Commission, which will be no earlier than July 1, 2009.  If these conditions are not met, Laredo LLC may be subject to daily fines.

Due to damage to SHRP’s racing facility in Houston, Texas resulting from Hurricane Ike, the live racing meets scheduled for November 2008 through April 2009 were cancelled, although simulcasting has continued.

Critical Accounting Policies and Estimates

This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA. See Item 1. “Business–General”, Item 1A. “Risk Factors” and below for cautionary information with respect to such forward-looking statements.

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The Company re-evaluates its estimates and judgments on a regular basis.  Actual results may differ materially from these estimates due to changed facts, circumstances and conditions.

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

Principles of Consolidation–Deconsolidation of Palco and its Subsidiaries

Under generally accepted accounting principles for entities consolidated through voting interests, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner.  Under these principles, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner.  As discussed in Note 1, “–Reorganization Proceedings of Palco and Its Subsidiaries–Potential Impact on Registrant and Certain Related Entities,” on January 18, 2007, Palco and its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code.  As a result, the Company deconsolidated Palco’s financial results beginning January 19, 2007, and began reporting its investment in Palco using the cost method.

As discussed in Note 1, the Debtors have emerged from bankruptcy; however, the Indenture Trustee and other third parties have appealed the Confirmation Order to the Fifth Circuit.  Oral arguments on the appeal have been held before the Fifth Circuit and a decision is pending.  As a result of uncertainties surrounding the appeal, the Company has not reversed any portion of its investment in the Debtors.  The Company will re-evaluate the accounting treatment of its investment in the Debtors when the Fifth Circuit renders its decision.

Available-for-Sale Securities

The Company invests its idle cash in various investment funds, each having an underlying investment strategy, an external investment manager and a portfolio of investment securities.  The Company does not actively manage its investments with the intent of profiting from short term fluctuations in market prices.  The Company generally invests in individual funds for an extended period of time, unless the overall performance of the investment fund is below internal expectations for an extended period of time.  The Company does not engage in daily trading activities.

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

Investments in Limited Partnerships and Joint Ventures

The Company uses the equity method to account for its interests in its investments in limited partnerships and joint ventures.  Accordingly, the Company records its share of partnership earnings or losses in its consolidated statements of operations.

Investments in limited partnerships are evaluated for impairment at the end of each reporting period and declines in value judged to be other-than-temporary are recognized.  The Company uses the best available information (such as market quotes and external information) to determine fair value.  To determine whether declines in value are other-than-temporary, the Company looks to specific factors such as the liquidity position of the particular investment and recent sales activity of similar investments, and also assesses aggregate market positions.  During 2008, the Company divested of all but one of its investments in limited partnerships (see Note 5).

Investments in joint ventures are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Impairment is indicated if the total undiscounted future cash flows expected to be generated from use of the assets are less than the carrying amount of the assets.  Impairment losses are measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

Fair value increases on assets previously written down for impairment losses are not recognized.

Gain and Loss Contingencies

The Company is involved in various claims, lawsuits, environmental matters and other proceedings, including those discussed in Note 10.  Such matters involve uncertainty as to reasonably possible losses and potential gains the Company may ultimately realize when one or more future events occur or fail to occur.  The Company accrues and charges to income estimated losses (including related estimated legal fees) from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated.  The Company recognizes gain contingencies when they are realized.  Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements for the period in which they are determined to be gains or losses, with no retroactive restatement).

The Company estimates the probability of gains and losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative and regulatory developments, and other factors.  Risks and uncertainties are inherent with respect to the ultimate outcome of contingencies.  See Note 10 for further discussion of the Company’s material contingencies.

Income Taxes

The Company accrues and charges to income estimated taxes when it is probable (at the balance sheet date) that a liability has been incurred and the amount of the liability can be reasonably estimated.  The Company recognizes in its consolidated financial statements the impact of a tax position that will more likely than not be sustained upon examination based on the technical merits of the position.  It is possible the Company’s estimates could change materially in the future should facts and circumstances change.  See Note 8 for further discussion of the Company’s income taxes.

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

Uncertainties that might exist with respect to the realization of the Company’s deferred tax assets relate to future taxable income.  See Note 8 for further discussion of the Company’s valuation allowances on its deferred tax assets.

Pension and Other Postretirement Benefit Plan Obligations and Expenses

Estimating future benefit payments for purposes of measuring pension benefit obligations requires the Company to make a number of assumptions about future experience.  These assumptions are combined with the terms of the Company’s plans to produce an estimate of required future benefit payments, which is discounted to reflect the time value of money.  As a result, assumptions about the covered population (demographic assumptions) and about the economic environment (economic assumptions) significantly affect pension and other postretirement benefit obligations.  The most significant demographic assumptions are expected retirement age, life expectancy, and turnover, while the key economic assumptions are the discount rate and the expected return on plan assets.  The Company’s pension plan (the “MAXXAM Pension Plan”) was frozen effective December 31, 2005.  As a result, the plan will continue, but no additional benefits are being accrued to participants subsequent to December 31, 2005.  Future benefit payments will continue to be measured based on the same types of demographic and economic assumptions, with the exception of salary growth as no new benefits are being accrued.

The projected benefit obligation for the MAXXAM Pension Plan and the accumulated postretirement benefit obligation for the Company’s other postretirement benefit plans was determined using a discount rate of 5.75% at December 31, 2008, and 6.125% at December 31, 2007.  As the MAXXAM Pension Plan was frozen December 31, 2005, there is no assumed weighted average long-term rate of compensation.  The assumed weighted average long-term rate of return on the assets of the plans is 8.0%.  The assets of the plans consist principally of common stocks and U.S. government and other fixed-income obligations.

The estimated impact of a 1% decrease in the discount rate (from 5.75% to 4.75%) would increase the Company’s consolidated projected pension benefit obligation by approximately $4.5 million, while the estimated impact of a 1% increase in the discount rate (from 5.75% to 6.75%) would decrease the Company’s consolidated projected pension benefit obligation by approximately $3.7 million.

See Note 9 for further discussion of the consolidated obligations related to pension and other postretirement benefit plans.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Impairment is indicated if the total undiscounted future cash flows expected to be generated from use of the assets are less than the carrying amount of the assets.  Impairment losses are measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value.  Fair value increases are not recognized on assets previously written down to reflect impairment losses.

Considerable judgment is exercised in the Company’s assessment of the need for an impairment write-down.  Indicators of impairment must be present.  The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment.  In some instances, situations might exist where impairments are the result of changes in economic conditions or other factors that develop over time, which increases the subjectivity of the assumptions made.  Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes.  A probability-weighted approach is used for situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

The Company classifies long-lived assets as held-for-sale when the following conditions are satisfied: (i) management commits to a plan to sell a long-term operating asset, (ii) the asset is available for immediate sale, (iii) an active effort to locate a buyer is underway, and (iv) it is probable that the sale will be completed within one year.

New Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB deferred for one year the implementation of SFAS No. 157 for nonfinancial assets and liabilities; however, SFAS No. 157 remains effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in a company’s financial statements.  The Company adopted this portion of SFAS No. 157 on January 1, 2008.  The following provides further information on the impact of this Statement to financial assets and liabilities.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The Company did not change its valuation methodology during 2008.

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3

Description:

Short-term investments	$2.5	$2.5	$-	$-

Auction rate securities	1.5	-	-	1.5

Total	$4.0	$2.5	$-	$1.5

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in millions):

Auction Rate Securities

Carrying value as of January 1, 2008	$11.5
Settlements	(5.6)
Impairment charge included in the Consolidated Statement of Operations	(4.4)
Carrying value as of December 31, 2008	$1.5

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS No. 157-3”).  This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date.  This position was effective upon issuance, including prior periods for which financial statements have not been issued.  The Company’s adoption of FSP SFAS No. 157-3 had no impact on the Company’s consolidated financial statements.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R replaces FASB Statement No. 141, Business Combinations.  SFAS No. 141R retains the purchase method of accounting used in business combinations, but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed.  In addition, the Statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141R on January 1, 2009 for acquisitions on or after such date.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”).  FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132(R)-1 requires the disclosures of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the new disclosure requirements of FSP 132(R)-1 in the fourth quarter of 2009.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MAXXAM Inc.

We have audited the accompanying consolidated balance sheet of MAXXAM Inc. (a Delaware corporation) and subsidiaries (“the Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses in 2007 and 2008, and there have been significant declines in real estate demand in areas where the Company operates.  In addition, the Company has material uncertainties as a result of the bankruptcy cases of Palco and its subsidiaries discussed in Note 1 to the consolidated financial statements.  The bankruptcy plan was confirmed in July 2008, but the Confirmation Order was appealed by the Indenture Trustee and others.  The uncertainty surrounding the real estate industry and the ultimate outcome of the bankruptcy proceedings and their effect on the Company, as well as the Company’s operating losses raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ GRANT THORNTON LLP

Houston, Texas
March 30, 2009

REPORT OF INDEPENDANT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MAXXAM Inc., Houston, Texas

We have audited the accompanying consolidated balance sheet of MAXXAM Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related statements of operations, cash flows, and stockholders’ deficit for the year ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MAXXAM Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that MAXXAM Inc. and its subsidiaries will continue as going concerns.  As discussed in Note 1 to the consolidated financial statements, on January 18, 2007, certain of the Company’s wholly-owned subsidiaries (the “Debtors”) filed separate voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas for reorganization under Chapter 11 of the Bankruptcy Code.  The proceedings of the Debtors are collectively referred to as the “Bankruptcy Cases”.  As a result, the Debtors’ financial results were deconsolidated beginning January 18, 2007 and MAXXAM Inc. began reporting its investment in the Debtors using the cost method.  The uncertainty surrounding the ultimate outcome of the Bankruptcy Cases and its effect on the Company, as well as the Company’s operating losses at its remaining subsidiaries raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 28, 2008

MAXXAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share information)

	December 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$59.6	$67.8
Marketable securities and other short-term investments	2.5	25.1
Investments in limited partnerships	-	21.1
Receivables:
Trade, net of allowance for doubtful accounts of $0.9 and $0.5, respectively	1.5	3.0
Other	1.4	1.6
Real estate inventory	2.7	3.9
Prepaid expenses and other current assets	6.8	2.9
Restricted cash	0.5	2.3
Total current assets	75.0	127.7
Property, plant and equipment, net of accumulated depreciation of $108.8 and $99.1, respectively	210.4	219.8
Real estate inventory	58.1	52.7
Deferred income taxes	41.6	94.7
Deferred financing costs	4.2	4.9
Investments in limited partnerships	0.5	2.9
Investments in joint ventures	3.8	4.5
Other long-term assets and investments	3.1	8.1
Restricted cash	3.6	3.6
	$400.3	$518.9
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5.4	$6.5
Short-term borrowings and current maturities of long-term debt	6.1	5.3
Accrued interest	0.9	0.9
Accrued compensation and related benefits	1.8	2.3
Accrued defense costs	6.1	4.0
Accrued taxes	1.2	1.3
Deferred income	2.9	0.7
Other accrued liabilities	7.1	11.6
Total current liabilities	31.5	32.6
Long-term debt, less current maturities	205.7	211.2
Accrued pension and other postretirement benefits	19.4	7.0
Other noncurrent liabilities	46.5	45.1
Losses in excess of investment in Debtors	484.2	484.2
Total liabilities	787.3	780.1
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock; 668,964 shares issued and 668,119 shares outstanding	0.3	0.3

Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares issued; 4,559,637 and 5,248,717 shares outstanding, respectively	5.0	5.0
Additional paid in capital	225.3	225.3
Accumulated deficit	(435.3)	(342.9)
Accumulated other comprehensive loss	(14.5)	(1.2)
Treasury stock, at cost (shares held; preferred – 845; common – 5,503,722 and 4,814,642, respectively)	(167.8)	(147.7)
Total stockholders’ deficit	(387.0)	(261.2)
	$400.3	$518.9

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of dollars, except per share information)

	Years Ended December 31,
	2008	2007

Sales:
Real estate	$34.3	$44.7
Racing	45.2	46.8
Corporate	4.1	-
Forest products, net of discounts	-	4.4
	83.6	95.9

Cost and expenses:
Cost of sales and operations:
Real estate	16.3	20.5
Racing	41.2	42.0
Corporate	5.1	-
Forest products	-	4.3
Selling, general and administrative expenses	38.5	42.2
Gain on sales of other assets	-	(0.1)
Depreciation, depletion and amortization	11.4	14.9
Proceeds on involuntary conversion and net insurance recoveries	(5.6)	-
Gain on settlement of Sanctions Motion	(10.0)	-
	96.9	123.8

Operating loss:
Real estate	(3.6)	(1.8)
Racing	(5.0)	(8.1)
Corporate	(3.4)	(13.8)
Forest products	(1.3)	(4.2)
	(13.3)	(27.9)

Other income (expense):
Investment, interest and other income (expense), net	(4.9)	1.7
Interest expense	(16.2)	(19.4)
Amortization of deferred financing costs	(0.6)	(0.8)
Loss before income taxes	(35.0)	(46.4)
Provision for income taxes	(57.4)	(0.5)
Net loss	$(92.4)	$(46.9)

Basic net loss per common and common equivalent share	$(19.67)	$(8.93)

Diluted net loss per common and common equivalent share	$(19.67)	$(8.93)

Weighted average shares outstanding - Basic and Diluted	4,698,134	5,251,355

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(92.4)	$(46.9)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, depletion and amortization	11.4	14.9
Non-cash stock-based compensation expense	(6.1)	0.3
Gains on sales of other assets	-	(0.1)
Net losses from investments	8.3	4.4
Amortization of deferred financing costs	0.6	0.8
Equity losses in joint ventures, net of dividends	0.7	-
Deferred taxes	47.2	-
Gain on involuntary conversion of property	(4.8)	-
Increase (decrease) in cash resulting from changes in:
Receivables	1.9	7.6
Inventories	1.2	0.8
Prepaid expenses and other assets	(0.5)	2.9
Accounts payable	(1.8)	1.4
Other accrued liabilities	(1.8)	(3.6)
Accrued interest	-	2.7
Long-term assets and long-term liabilities	5.1	(8.3)
Other	0.8	(0.5)
Net cash used for operating activities	(30.2)	(23.6)

Cash flows from investing activities:
Net proceeds from the disposition of property and investments	-	0.1
Proceeds on involuntary conversion of property	4.8	-
Maturities of marketable securities and other investments	17.8	157.6
Sales of marketable securities and other investments	13.0	117.9
Sales of investments in limited partnerships	21.4	-
Purchases of marketable securities and other investments	(9.6)	(210.6)
Net proceeds from restricted cash	1.2	(0.7)
Capital expenditures	(2.4)	(5.0)
Decrease in cash due to deconsolidation of Debtors	-	(1.1)
Contribution to joint venture	-	(0.6)
Net cash provided by investing activities	46.2	57.6

Cash flows from financing activities:
Principal payments on long-term debt	(5.3)	(4.9)
Borrowings under long-term debt	0.6	-
Borrowings under revolving and short-term credit facilities	-	3.3
Treasury stock purchases	(20.1)	(0.3)
Net proceeds from refundable deposits	0.6	0.9
Net cash used for financing activities	(24.2)	(1.0)

Net increase (decrease) in cash and cash equivalents	(8.2)	33.0
Cash and cash equivalents at beginning of the period	67.8	34.8
Cash and cash equivalents at end of the period	$59.6	$67.8

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions, except per share information)

	Years Ended December 31,
	2008	2007

Preferred Stock ($.50 Par)
Balance at beginning and end of year	$0.3	$0.3

Common Stock ($.50 Par)
Balance at beginning and end of year	$5.0	$5.0

Additional Paid in Capital
Balance at beginning and end of year	$225.3	$225.3

Accumulated Deficit
Balance at beginning of year	$(342.9)	$(296.0)
Net loss	(92.4)	(46.9)
Balance at end of year	$(435.3)	$(342.9)

Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment, net of taxes	$(13.6)	$(0.4)
Other	0.3	0.1
Unrealized gains (losses) on available-for-sale investments	-	(1.9)
Other comprehensive loss	(13.3)	(2.2)
Accumulated other comprehensive income (loss) at beginning of year	(1.2)	1.0
Accumulated other comprehensive loss at end of year	$(14.5)	$(1.2)

Treasury Stock
Balance at beginning of year	$(147.7)	$(147.4)
Treasury stock purchases	(20.1)	(0.3)
Balance at end of year	$(167.8)	$(147.7)

Comprehensive Loss
Net loss	$(92.4)	$(46.9)
Other comprehensive loss	(13.3)	(2.2)
Total comprehensive loss	$(105.7)	$(49.1)

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index of Notes

Number	Description	Page
1	Basis of Presentation and Summary of Significant Accounting Policies	38
2	New Accounting Standards	46
3	Segment Information and Other Items	48
4	Cash, Cash Equivalents and Marketable Securities	51
5	Equity Method Investments	53
6	Property, Plant and Equipment	56
7	Debt	57
8	Income Taxes	58
9	Employee Benefit and Incentive Plans	61
10	Commitments and Contingencies	65
11	Stockholders’ Deficit	68
12	Supplemental Cash Flow and Other Information	70
13	Quarterly Financial Information (Unaudited)	70
14	Damage to SHRP Facility	71
15	Related Party Transaction	72

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

The Company conducts the substantial portion of its operations through its subsidiaries, which operate in two industries:

•
Residential and commercial real estate investment and development, through MAXXAM Property Company (“MPC”) and other wholly owned subsidiaries of the Company, as well as joint ventures.  The Company’s real estate investment and development activities are conducted primarily in Arizona, California, Puerto Rico and Texas, including associated golf course or resort operations in certain locations.  Company subsidiaries also own several commercial real estate properties that are subject to long-term lease arrangements.

•
Racing operations, through Sam Houston Race Park, Ltd. (“SHRP”), a Texas limited partnership wholly owned by the Company.  SHRP owns and operates a Texas Class 1 pari-mutuel horse racing facility in the greater Houston metropolitan area, and a pari-mutuel greyhound racing facility in Harlingen, Texas.

In addition to the above, the Company previously operated in a third segment, forest products, through MAXXAM Group Inc. (“MGI”) and MGI’s wholly owned subsidiaries, principally The Pacific Lumber Company (“Palco”), Scotia Pacific Company LLC (“Scopac”), Britt Lumber Co., Inc. and Scotia Development LLC.  MGI and its subsidiaries primarily engaged in the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and related operations and activities.  On January 18, 2007, Palco, Scopac, and Palco’s other subsidiaries (the “Debtors”) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The proceedings of the Debtors are collectively referred to herein as the “Bankruptcy Cases.”  The term “Palco Debtors” is used to refer to all of the Debtors other than Scopac.  See the “–Reorganization Proceedings of Palco and its Subsidiaries” section below for further information regarding the Bankruptcy Cases.

        Results and activities for MAXXAM Inc. (excluding its subsidiaries) and for MAXXAM Group Holdings Inc. (“MGHI”) are not included in the above segments.  MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s two operating segments incurred operating losses in 2007 and 2008.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas real estate developments.  Commencing in 2007, continuing through 2008 and into 2009, there have been significant declines in real estate demand in areas where the Company operates, due primarily to general economic recessions in Puerto Rico and in the United States.  The Company expects the low level of real estate sales activity to continue for some time.

While the Company believes that its cash and other resources will be sufficient to fund its currently estimated working capital requirements for the next twelve months; nonetheless, it has implemented cost reduction initiatives and has eliminated discretionary spending as appropriate.  Additionally, the Company is in the process of attempting to enhance its liquidity through the monetization of certain assets and/or third party financing.  No assurance can be given that these efforts will be successful.  Moreover, the Company has material uncertainties as a result of the Bankruptcy Cases (see Note 1) and the Wilson actions (see Note 10).  An adverse decision related to the Bankruptcy Cases or the Wilson actions (in which the plaintiffs are claiming damages exceeding a billion dollars on a combined basis) would likely have a material adverse effect on the Company’s consolidated financial position, results of operations and liquidity.  The consolidated financial statements and internal cash forecasts do not include any adjustments that might result from the outcome of these material uncertainties.

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

Deconsolidation of Palco and its Subsidiaries

Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner.  Under these principles, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner.  As discussed below, on January 18, 2007, the Debtors - Palco and its subsidiaries - filed for reorganization under Chapter 11 of the Bankruptcy Code.  As a result, the Company deconsolidated the Debtors’ financial results beginning January 19, 2007, and began reporting its investment in the Debtors using the cost method.  The consolidated financial statements for the year ended December 31, 2007 include the Debtors’ financial results from January 1, 2007 through January 18, 2007.  These consolidated financial statements do not reflect any adjustment related to the deconsolidation of the Debtors other than presenting the Company’s investment in the Debtors using the cost method.  See the “–Reorganization Proceedings of Palco and its Subsidiaries” section below for further information regarding the Debtors’ reorganization proceedings.

As noted in the following section, the Debtors have emerged from bankruptcy; however, various parties have appealed the matter to the U.S. Fifth Circuit Court of Appeals (the “Fifth Circuit”).  As a result of uncertainties surrounding the appeal, the Company has not reversed any portion of its investment in the Debtors.  The Company will reevaluate the accounting treatment of its investment in the Debtors when the Fifth Circuit renders its decision.  See the following section for further information.

As disclosed in “–Reorganization Proceedings of Palco and its Subsidiaries–Potential Impact on the Company and Certain Related Entities”, the consummation of the MRC/Marathon Plan (defined in the following section) is expected to result in the loss of a substantial portion of the Company’s net operating losses and other tax attributes for federal income tax purposes.  The Company is required to record the estimated tax impacts of the MRC/Marathon Plan in its 2008 federal income tax return and, consequently was required to record the estimated tax impacts of the reorganization in the Company’s 2008 statement of operations.  Included in the consolidated provision for income taxes  is a $67.9 million provision for federal income taxes reflecting the estimated utilization of tax attributes resulting from the consummation of the MRC/Marathon Plan.  It is possible the Company’s estimates could change materially in the future should facts and circumstances change.

   Reorganization Proceedings of Palco and its Subsidiaries

Bankruptcy Filings
As noted above, the Debtors filed the Bankruptcy Cases on January 17, 2007 (the “Filing Date”)The filing of the Bankruptcy Cases was precipitated by liquidity shortfalls at Palco and Scopac and their resultant inability to make January 2007 interest payments on their respective debt obligations.  As of the Filing Date, Scopac’s indebtedness consisted of its 6.55% Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due 2028 (the “Scopac Timber Notes”) ($713.8 million principal outstanding as of December 31, 2006) and a line of credit with a group of banks ($36.2 million principal outstanding as of December 31, 2006).  These obligations were each secured by Scopac’s timber, timberlands and timber rights and various related assets.  As of the Filing Date, Palco’s principal indebtedness consisted of a five-year $85.0 million secured term loan  ($84.3 million principal outstanding as of December 31, 2006), and a five-year $60.0 million secured asset-based revolving credit facility ($24.1 million of borrowings outstanding and $13.7 million of letters of credit issued as of December 31, 2006).  Marathon Structured Finance Fund L.P. (“Marathon”) provided both facilities, which were secured by the stock of Palco owned by its parent, MAXXAM Group Inc. (“MGI”), and substantially all of the assets of the Palco Debtors (other than Palco’s equity interest in Scopac).

Filing of Plans of Reorganization
In December 2007, the Bankruptcy Court approved an agreement allowing the Debtors and certain others to file plans of reorganization.  The Debtors subsequently filed a joint plan of reorganization (the “Joint Plan”).  As the Debtors did not believe the Joint Plan was eligible to be “crammed down” (forced) on creditors who voted against it, the Palco Debtors as a group and Scopac filed separate and alternative stand-alone plans of reorganization (the “Alternative Plans”).

Two other plans of reorganization were filed.  The first was filed by Mendocino Redwood Company, LLC (“MRC”) and Marathon (the “MRC/Marathon Plan”).  The second (the “Noteholder Plan”) was filed by the Indenture Trustee for the Scopac Timber Notes (the “Indenture Trustee”) on behalf of the holders of the Scopac Timber Notes (the “Timber Noteholders”).  The MRC/Marathon Plan provided for the Debtors to be reorganized and continued under two new companies, one (“Newco”) to be owned jointly by MRC and Marathon, and the other to be owned by Marathon, with substantial cash payments to be made to all of the creditor classes other than Marathon.  The Noteholder Plan, which did not address the Palco Debtors, would have effectively resulted in an auction of Scopac’s timberlands to the highest bidder.  The MRC/Marathon Plan provided for the loss entirely of the Company’s indirect equity interests in the Palco Debtors and Scopac; the Noteholder Plan also provided for the loss of the Company’s indirect equity interest in Scopac.

Plan Confirmation and Related Proceedings
On July 8, 2008, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the MRC/Marathon Plan and denying confirmation of the Noteholder Plan, among other things.    On July 11, 2008, the Bankruptcy Court approved the Settlement Agreement described below.  The Indenture Trustee and other parties appealed the Confirmation Order to the Fifth Circuit Court of Appeals (the “Fifth Circuit”) and requested the Fifth Circuit to stay the Confirmation Order pending appeal.

Following the Fifth Circuit’s denial of the request for a stay of the Confirmation Order, the MRC/Marathon Plan closed on July 30, 2008 and the Debtors emerged from bankruptcy.  The consummation of the MRC/Marathon Plan resulted in the loss entirely of the Company’s indirect equity interest in Palco and its subsidiaries, including Scopac.  Oral arguments on the appeal by the Indenture Trustee and others of the Confirmation Order were heard in October 2008, but the Fifth Circuit has not yet ruled.  There can be no assurance that the MRC/Marathon Plan will not be overturned by the Fifth Circuit.  The outcome of the appeal is impossible to predict and, as noted below, an adverse decision would likely have a material adverse effect on the business of the Debtors, on the interests of creditors and the Company and certain of its affiliates.

Settlement Agreement
On May 1, 2008, MRC, Marathon, the MAXXAM Entities (defined below), and the Palco Debtors entered into a settlement of various matters in respect of the Debtors’ bankruptcy proceedings (the “Settlement Agreement”).  Scopac was not a party to the Settlement Agreement.  Except as otherwise noted below, the provisions of the Settlement Agreement were effective upon execution by the parties.

As required by the Settlement Agreement, the Palco Debtors withdrew the Joint Plan and the Palco Debtors’ Alternative Plan and the MAXXAM Entities withdrew as co-proponents of the Joint Plan and the two Alternative Plans.  The Settlement Agreement required MRC and Marathon to amend the terms of the MRC/Marathon Plan, among other things, to provide for (i) a cash payment of not less than $520.0 million to the Timber Noteholders in satisfaction of their bankruptcy claims, and (ii) assumption of Palco’s pension plan (the “Palco Pension Plan”) by Newco upon consummation of the MRC/Marathon Plan (although item (ii) would no longer be effective were the MRC/Marathon Plan to be overturned and unwound on appeal).  As called for by the Settlement Agreement, the Company received consideration of $2.25 million at the time the MRC/Marathon Plan was consummated.  However, such cash payment would have to be refunded were the MRC/Marathon Plan to be overturned and unwound on appeal.

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

MAXXAM Parent, MAXXAM Group Holdings Inc., the parent of MGI (“MGHI”), and MGI (the “MAXXAM Entities”) granted a release in favor of MRC, Marathon and various related parties.  MRC and Marathon granted a release in favor of the MAXXAM Entities and various related parties.  Subject to certain exceptions relating to Marathon and the MAXXAM Entities, the releases cover any and all claims (a) that MRC, Marathon or the MAXXAM Entities had against any of the released parties, and (b) relating to any of the Debtors or their bankruptcy cases that might thereafter arise.  Effective upon the Bankruptcy Court’s approval of the Settlement Agreement, the MAXXAM Entities, MRC and Marathon released the Palco Debtors and various related parties against any and all claims (a) that the MAXXAM Entities, MRC and Marathon had against any of the released parties (including approximately $40.0 million of intercompany indebtedness owed by the Palco Debtors to the MAXXAM Entities), and (b) relating to any of the Debtors or their bankruptcy cases that might thereafter arise.  Effective upon the consummation of the MRC/Marathon Plan, the Palco Debtors released each other, MRC, Marathon, the MAXXAM Entities and various related parties against any and all claims (a) that the Palco Debtors may have had against any of the released parties, and (b) relating to any of the Debtors or their bankruptcy cases that might thereafter arise. The Settlement Agreement also obligates the Company to indemnify MRC, Marathon, Newco and certain affiliates against certain tax liabilities assessed on such parties subsequent to the reorganization.

Potential Impact on the Company and Certain Related Entities
As indicated above, the MRC/Marathon Plan was consummated on July 30, 2008, resulting in the loss entirely of the Company’s indirect equity interests in Palco and its subsidiaries, including Scopac.  If the MRC/Marathon Plan is upheld by the Fifth Circuit, the Company expects it will reverse all or a significant portion of its investment in the Debtors during the period in which the Fifth Circuit renders its decision.  The consolidated financial statements include the Company’s $484.2 million of losses in excess of its investment in the Debtors.  The reversal of the Company’s losses in excess of its investment in the Debtors would have a material impact on stockholders’ deficit (i.e. would result in a $484.2 million increase to stockholders’ equity).  If the Fifth Circuit overturns the MRC/Marathon Plan or renders an inconclusive decision, the Company will re-evaluate its position based on the facts and circumstances at that time.  The Company cannot predict when the Fifth Circuit will rule or what its decision will be.

The ultimate resolution of the Bankruptcy Cases could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates, including MGHI and/or MGI.  It is possible that the MRC/Marathon Plan could be overturned and unwound as a result of the appeal pending before the Fifth Circuit.  If that occurs, the Company would be required to return the $2.25 million of cash consideration it received when the MRC/Marathon Plan was consummated, MGI would be obligated for certain tax liabilities and Newco’s assumption of the Palco Pension Plan would no longer be effective, among other things.  The estimated unfunded termination obligation attributable to the Palco Pension Plan as of December 31, 2008, was approximately $35.0 million based upon annuity placement interest rate assumptions as of such date.  See Note 9 for a summary of a July 10, 2008 agreement between the Company and the Pension Benefit Guaranty Corporation (“PBGC”) regarding the Palco Pension Plan.

In addition to the foregoing matters, the consummation of the MRC/Marathon Plan (or the Noteholder Plan, in the event the MRC/Marathon Plan is overturned upon appeal) is expected to result in the utilization of all or a substantial portion of the Company’s net operating losses and other tax attributes for federal and state income tax purposes.  Moreover, the MRC/Marathon Plan (and the Noteholder Plan) provides for litigation trusts, which could bring claims against the Company and certain of its affiliates.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during each period presented.  The Company reviews all significant estimates and evaluates uncertainties affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing statements with the Securities and Exchange Commission (the “SEC”).  Adjustments made to estimates often relate to improved information not previously available.  Uncertainties are inherent in such estimates and related assumptions; accordingly, actual results could differ materially from these estimates.

Some of the more significant estimates, management judgments and uncertainties that, to the extent there are material differences between the estimates and actual results or unfavorable outcomes, could materially affect the Company’s consolidated financial position, results of operations and/or liquidity include:

(i)	the ultimate outcome of the Bankruptcy Cases,
(ii)	estimated defense costs and the ultimate outcome of the Wilson Actions discussed in Note 10,
(iii)	the ultimate outcome of the tax examinations discussed in Note 8,
(iv)	estimates used to determine projected pension obligations and the expected value of pension plan assets discussed in Note 9,
(v)	projected future cash flows and estimated fair values used in the evaluation of long-lived assets for possible impairment, and
(vi)	the value of the Company’s investment portfolio.

Reclassifications

Certain reclassifications have been made to prior years’ Consolidated Balance Sheets to be consistent with the current year’s presentation, including (i) the reclassification of investments in limited partnerships to a separate line item within current assets, (ii) the reclassification of long-term investments in limited partnerships from long-term receivables and other assets to a separate line item within noncurrent assets, (iii) the reclassification of accrued defense costs to a separate line item on the balance sheet, and (iv) the reclassification of accrued development costs to other accrued liabilities.

Summary of Significant Accounting Policies

Concentrations of Credit Risk

Cash equivalents and restricted marketable securities are invested primarily in short to medium-term investment grade debt instruments as well as other types of U.S. corporate debt, U.S. Treasury obligations and other debt securities.  The Company mitigates its concentration of credit risk with respect to these investments by generally purchasing investment grade products (ratings of A1/P1 short-term or at least BBB/Baa3 long-term).  No more than 5% is invested in the same issue.  Unrestricted marketable securities are invested primarily in debt securities.  Investments in limited partnerships invest in a wide variety of investment options, including debt securities, corporate common stocks and option contracts.  These investments were managed by various financial institutions.

At December 31, 2008, there were cash balances in banks in excess of Federal Depository Insurance Company limits.

Available-for-Sale Securities

The Company invests its idle cash in various investment funds, each having an underlying investment strategy, an external investment manager and a portfolio of investment securities.  The Company does not actively manage its investments with the intent of profiting from short term fluctuations in market prices.  The Company generally invests in individual funds for an extended period of time, unless the overall performance of the investment fund is below internal expectations for an extended period of time.  The Company does not engage in daily trading activities.

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

Investments in Limited Partnerships and Joint Ventures

The Company uses the equity method to account for its interests in its investments in limited partnerships and joint ventures.  Accordingly, the Company records its share of partnership earnings or losses in its consolidated statements of operations.

Investments in limited partnerships are evaluated for impairment at the end of each reporting period and declines in value judged to be other-than-temporary are recognized.  The Company uses the best available information (such as market quotes and external information) to determine fair value.  To determine whether declines in value are other-than-temporary, the Company looks to specific factors such as the liquidity position of the particular investment and recent sales activity of similar investments, and also assesses aggregate market positions.  During 2008, the Company divested of all but one of its investments in limited partnerships (see Note 5).

Investments in joint ventures are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Impairment is indicated if the total undiscounted future cash flows expected to be generated from use of the assets are less than the carrying amount of the assets.  Impairment losses are measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

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

The Company recognizes revenue on its commercial lease properties on a straight-line basis over the term of the lease.

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

Revenues exclude sales taxes collected from third parties.  The Company records sales tax receipts as a liability until remitted to the taxing authority.

Deferred Financing Costs

Costs incurred to obtain debt financing are deferred and amortized on a straight-line basis over the estimated term of the related borrowing.  If debt with deferred financing costs is retired early, the related deferred finance costs are expensed.

Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Impairment is indicated if the total undiscounted future cash flows expected to be generated from use of the assets are less than the carrying amount of the assets.  Impairment losses are measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value.  Fair value increases are not recognized on assets previously written down to reflect impairment losses.

Considerable judgment is exercised in the Company’s assessment of the need for an impairment write-down.  Indicators of impairment must be present.  The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment.  In some instances, situations might exist where impairments are the result of changes in economic conditions or other factors that develop over time, which increases the subjectivity of the assumptions made.  Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes.  A probability-weighted approach is used for situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

The Company classifies long-lived assets as held-for-sale when the following conditions are satisfied: (i) management commits to a plan to sell a long-term operating asset, (ii) the asset is available for immediate sale, (iii) an active effort to locate a buyer is underway, and (iv) it is probable that the sale will be completed within one year.

Gain and Loss Contingencies

The Company is involved in various claims, lawsuits, environmental matters and other proceedings, including those discussed in Note 10.  Such matters involve uncertainty as to reasonably possible losses and potential gains the Company may ultimately realize when one or more future events occur or fail to occur.  The Company accrues and charges to income estimated losses (including related estimated legal fees) from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated.  The Company recognizes gain contingencies when they are realized.  Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements for the period in which they are determined to be gains or losses, with no retroactive restatement).

The Company estimates the probability of gains and losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative and regulatory developments, and other factors.  Risks and uncertainties are inherent with respect to the ultimate outcome of contingencies.  See Note 10 for further discussion of the Company’s material contingencies.

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

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The Company has elected under FIN 48 to classify interest and penalties related to unrecognized tax benefits as income taxes in its financial statements. For the period ending December 31, 2008, there were no recognized or unrecognized interest or penalties related to unrecognized tax benefits.  It is possible the Company’s estimates could change materially in the future should facts and circumstances change.

Stock-Based Compensation

The Company’s stock option plan uses liability-based awards and, accordingly, the Company remeasures the fair value of the awards each reporting period and records an adjustment to compensation expense in its consolidated statements of operations.  The Company’s option awards are typically issued with tandem stock appreciation rights (“SARs”) that entitle the holders to receive a cash payment for any appreciation in the price of the Company’s common stock (“Common Stock”).  Accordingly, when option exercises are settled with cash, rather than through the issuance of shares of Common Stock, there is no impact on common stock or additional paid in capital reflected on the balance sheet.  Under the Company’s stock-based compensation plans, stock options and SARs may be granted to employees and outside directors at no less than the fair market value of the Company’s Common Stock on the date of grant.  Grants generally vest ratably over a five-year period for grants to employees and over a four-year period for grants to outside directors and expire ten years after the grant date.  Grants have generally been settled in cash upon exercise.

Per Share Information

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, including the weighted average impact of any shares of Common Stock issued and treasury stock acquired during the year (from the date of issuance or repurchase) and the dilutive effect of the Company’s Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock (“Class A Preferred Stock”), which is convertible into Common Stock.  The calculation of diluted earnings per share also includes the dilutive effect of common and preferred stock options.

	2008 (1)	2007

Weighted average number of common shares outstanding-basic(2):	4,698,134	5,251,355

Effect of dilution(3):
Conversion of Class A Preferred Stock	-	-
Exercise of stock options	-	-

Weighted average number of common shares outstanding-diluted	4,698,134	5,251,355

___________________________________________
(1)
In the second quarter of 2008, a mathematical error was discovered in the calculation of the weighted average number of shares used to determine basic and diluted shares outstanding for the first quarter of 2008.  As a result, earnings per share for the three months ended March 31, 2008 was incorrectly reported as a loss of $2.58 per share, rather than a loss of $2.72 per share.

(2)	In March 2008, MAXXAM Parent purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate cost of $20.1 million.
(3)
The Company had a loss for the years ended December 31, 2008 and 2007.  The Class A Preferred Stock and options were therefore not included in the computation of earnings per share for the period as the effect would be anti-dilutive.  If the Company was required to include dilutive shares in its per share calculations, the number of dilutive shares of Class A Preferred Stock for the years ended December 31, 2008 and 2007 would be 668,119 and 668,119, respectively, and the number of dilutive options for the years ended December 31, 2008 and 2007 would be 9,248 and 65,192, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) (“AOCI”) consists of the following (in millions):

	December 31,
	2008	2007

Minimum pension liability, net of related income tax effects	$(13.2)	$0.4
Unrealized losses on available-for-sale securities	(1.3)	(1.3)
Other	-	(0.3)
	$(14.5)	$(1.2)

Volatility in the worldwide financial markets continues to have an adverse on the value of the assets held by MAXXAM Parent’s pension plan (the “MAXXAM Pension Plan”).  Changes in estimates of the minimum pension liability are recorded to AOCI.

During the second quarter of 2008, the Company determined, based on current market conditions, issues being experienced in the credit markets, and the anticipated break-up of a contemplated transaction, that the decline in value of one of its marketable securities was other-than-temporary.  Accordingly, in the second quarter of 2008, the Company recognized and included in investment income a $1.8 million impairment charge related to this investment, previously recorded as an unrealized loss in AOCI.

2.     New Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB deferred for one year the implementation of SFAS No. 157 for nonfinancial assets and liabilities; however, SFAS No. 157 remains effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in a company’s financial statements.  The Company adopted this portion of SFAS No. 157 on January 1, 2008.  The following provides further information on the impact of this Statement to financial assets and liabilities.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The Company did not change its valuation methodology during 2008.

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3

Description:

Short-term investments	$2.5	$2.5	$-	$-

Auction rate securities	1.5	-	-	1.5

Total	$4.0	$2.5	$-	$1.5

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in millions):

Auction Rate Securities

Carrying value as of January 1, 2008	$11.5
Settlements	(5.6)
Impairment charge included in the Consolidated Statement of Operations	(4.4)
Carrying value as of December 31, 2008	$1.5

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS No. 157-3”).  This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date.  This position was effective upon issuance, including prior periods for which financial statements have not been issued.  The Company’s adoption of FSP SFAS No. 157-3 had no impact on the Company’s consolidated financial statements.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R replaces FASB Statement No. 141, Business Combinations.  SFAS No. 141R retains the purchase method of accounting used in business combinations, but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed.  In addition, the Statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141R on January 1, 2009 for acquisitions on or after such date.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”).  FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP 132(R)-1 requires the disclosures of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the new disclosure requirements of FSP 132(R)-1 in the fourth quarter of 2009.

3.     Segment Information and Other Items

Reportable Segments

As discussed in Note 1, the Company’s operations are organized and managed as distinct business units that offer different products and services and are managed separately through the Company’s subsidiaries.

The Company currently has two reportable segments (prior to the deconsolidation of the Debtors, it had three), and the accounting policies of the segments are described in Note 1.  The Company evaluates segment performance based on net sales, operating income excluding depreciation, depletion and amortization, and income before income taxes.

Sales and operating income (loss) for each reportable segment are presented in the Consolidated Statement of Operations.  The amounts reflected in the “MGI” column represent MGI’s assets, liabilities, general and administrative expenses and other amounts in respect of MGI, on a stand-alone basis (without Palco or any of Palco’s subsidiaries).  The amounts reflected in the “Corporate” column represent income, expenses, assets and other amounts not directly attributable to the reportable segments and include the sale of lumber to MRC discussed below.  The amounts reflected in the “Corporate” column also serve to reconcile the total of the reportable segments’ amounts to totals in the Company’s consolidated financial statements.

The following table presents financial information by reportable segment (in millions):

	Reportable Segments							Reportable Segments
	Real Estate	Racing		MGI	Corporate		Total Excluding Debtors	Debtors		Consolidated Total
	(In millions of dollars)
Investment, interest and other income for the year ended:
December 31, 2008	$(0.1)	$-		$-	$(4.8	)(1)	$(4.9)		$(2)	$(4.9)
December 31, 2007	1.7	0.1		-	(0.2)		1.6	0.1	(3)	1.7

Selling, general and administrative expense for the year ended:
December 31, 2008	$12.2	$12.8		$1.3	$12.2		$38.5		$(2)	$38.5
December 31, 2007	13.9	11.3		1.9	13.6		40.7	1.5	(3)	42.2
Operating loss for the year ended:
December 31, 2008	$(3.6)	$(5.0	)(6)	$(1.3)	$(3.4	)(4)	$(13.3)		$(2)	$(13.3)
December 31, 2007	(1.8)	(8.1)		(1.9)	(13.9)		(25.7)	(2.2	)(3)	(27.9)

Interest expense for the year ended (5):
December 31, 2008	$16.7	$-		$-	$0.1		$16.8		$(2)	$16.8
December 31, 2007	17.0	-		-	0.1		17.1	3.1	(3)	20.2

Depreciation, depletion and amortization for the year ended:
December 31, 2008	$9.4	$1.8		$-	$0.2		$11.4		$(2)	$11.4
December 31, 2007	12.2	1.6		-	0.2		14.0	0.9	(3)	14.9

Loss before income taxes for the year ended:
December 31, 2008	$(20.4)	$(5.0	)(6)	$(1.3)	$(8.3	)(4)	$(35.0)		$(2)	$(35.0)
December 31, 2007	(17.1)	(8.0)		(1.9)	(14.2)		(41.2)	(5.2	)(3)	(46.4)

Capital expenditures for the year ended:
December 31, 2008	$0.6	$1.8		$-	$-		$2.4		$(2)	$2.4
December 31, 2007	2.0	2.9		-	0.1		5.0	-	(3)	5.0

Total assets as of:
December 31, 2008	$267.3	$38.1		$-	$94.9	(7)	$400.3		$(2)	$400.3
December 31, 2007	281.5	36.0		-	201.4		518.9		(2)	518.9
___________________________________________
(1)	Includes an aggregate $6.2 million impairment charge for the year ended December 31, 2008 related to the Company’s investment portfolio (see Note 4).
(2)
As a result of the deconsolidation of the Debtors, their data is not included in the consolidated results of operations for the year ended December 31, 2008 or in consolidated total assets as of December 31, 2008 or December 31, 2007.

(3)	These amounts are for the period from January 1, 2007 through January 18, 2007.
(4)	Includes the following:

Stock-based compensation benefit	$6.1
Gain on settlement of Sanctions Motion (see Note 10)	10.0
Defense costs related to the Wilson actions (see Note 10)	(10.0)

(5)	Interest expense includes amortization of deferred financing costs.
(6)	Includes the following with respect to the damage to the Sam Houston Race Park as a result of Hurricane Ike (see Note 14 for additional information):

Write off of estimated net book value of property damaged or destroyed by Hurricane Ike	$(1.3)
Property insurance recoveries in excess deductibles	4.8
Net business interruption loss recoveries	0.8
Gain on involuntary conversion and net insurance recoveries	$4.3

(7)
The reduction in total assets reflects (i) the utilization of tax attributes resulting from the consummation of the MRC/Marathon Plan (see Note 8), (ii) the utilization of cash in operations, (iii) utilization of cash to purchase shares of Common Stock, and (iv) impairment losses related to the Company’s investment portfolio (see Note 4), among other things.

Common Stock Purchases

In March 2008, MAXXAM Parent purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate cost of $20.1 million.  The Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.

Log Transactions

In January 2008, an indirect wholly-owned subsidiary of the Company entered into a purchase agreement pursuant to which the subsidiary purchased logs from Palco in order to provide liquidity to Palco.  The agreement required the subsidiary to hold the logs for a sixty-day period, during which Palco could repurchase the logs.  The subsidiary could sell the logs to a third party after the expiration of the sixty-day period, but had to remit to Palco any net profits from the sale.  When Palco did not repurchase the logs during the sixty days, the subsidiary sold the logs to a third party.  The Company accounted for this transaction as financing rather than a sale since the risks and rewards of ownership did not pass to the subsidiary.

Lumber Transactions

In January 2008 and again in February 2008, the subsidiary referred to above entered into purchase agreements pursuant to which the subsidiary purchased an aggregate of $5.1 million of lumber from Palco, again to provide liquidity to Palco.  The risks and rewards of ownership of the lumber passed to the subsidiary under the terms of the agreement.

Under the terms of the Settlement Agreement (see Note 1), the subsidiary sold the lumber to MRC in June 2008 for initial consideration aggregating $3.9 million, resulting in a realized loss on the sale of $1.2 million in the second quarter of 2008.  As of September 30, 2008, all of the lumber had been delivered and the subsidiary had received an additional $1.2 million of consideration related to the sale.  Accordingly, the Company recognized the additional consideration in the third quarter of 2008.

Product Sales

The following table presents segment sales by primary products (in millions):

	Years Ended December 31,
	2008	2007(1)

Real estate:
Real estate investment and development	$3.0	$11.0
Resort, commercial and other operations	12.9	15.3
Commercial lease properties	18.4	18.4
Total real estate sales	$34.3	$44.7

Racing:
Gross pari-mutuel commissions	$32.4	$35.1
Other	12.8	11.7
Total racing sales	$45.2	$46.8

Corporate
Log and lumber sales	$4.1	$-
Total corporate sales	$4.1	$-

Forest products:
Lumber, net of discount		$2.7
Logs		1.1
Wood chips		0.2
Cogeneration power		0.3
Other		0.1
Total forest products sales		$4.4

___________________________________________
(1)	Results for the Debtors’ operations have been included for the period from January 1, 2007 through January 18, 2007.

Geographical Information

The Company’s real estate operations are located in the United States and Puerto Rico.  The Company’s racing operations are located in the United States.

Major Customers and Export Sales

For the years ended December 31, 2008 and 2007, sales to any one customer did not exceed 10% of consolidated revenues.  There were no export sales in 2008 or 2007.

4.     Cash, Cash Equivalents and Marketable Securities

The following table presents cash, cash equivalents and marketable securities, in the aggregate (in millions):

	December 31, 2008	December 31, 2007
Current:
Cash and cash equivalents	$59.6	$67.8
Marketable securities - auction rate securities	-	5.5
Marketable securities - other	2.5	19.5
Restricted cash	0.5	2.3
Total current	62.6	95.1

Non-Current:
Marketable securities - auction rate securities (1)	1.5	6.0
Restricted cash	3.6	3.6
Total non-current	5.1	9.6
	67.7	104.7
Less: restricted amounts	(4.1)	(5.9)
Total unrestricted cash, cash equivalents and marketable securities	$63.6	$98.8
___________________________________________
(1)	Included in other long-term assets and investments on the Consolidated Balance Sheets.

Cash Equivalents

Cash equivalents consist of highly liquid money market instruments with maturities of three months or less from the date of purchase.  As of December 31, 2008 and 2007, the carrying amounts of the Company’s cash equivalents approximated fair value.

Restricted Cash

Restricted cash at December 31, 2008 and 2007 consisted of the following (in millions):

	December 31, 2008	December 31, 2007

Funds held in escrow for the Palmas Country Club, Inc. notes (see Note 7)	$3.3	$3.3
Horsemen custodial accounts	0.2	2.2
Other	0.6	0.4
Total restricted cash	$4.1	$5.9

Marketable Securities

Marketable securities consist of the following classification of investments (in millions):

	December 31, 2008
	Carrying Value	Aggregate Fair Value	Net Gains in AOCL	Net Losses in AOCL

Equity securities and other investments	$2.5	$2.5	$-	$(1.3)
Auction rate securities (1)	1.5	1.5	-	-
Total	$4.0	$4.0	$-	$(1.3)

	December 31, 2007
	Carrying Value	Aggregate Fair Value	Net Gains in AOCL	Net Losses in AOCL

Debt securities with maturities of less than one year	$6.3	$6.3	$-	$-
Equity securities and other investments	13.2	13.2	0.4	(1.7)
Auction rate securities (1)	11.5	11.5	-	-
Total	$31.0	$31.0	$0.4	$(1.7)
___________________________________________
(1)	See Note 2 for a rollforward of auction rate securities from December 31, 2007 to December 31, 2008.

Impairment Analysis

Available-for-sale securities are evaluated for impairment at the end of each reporting period and declines in value judged to be other-than-temporary are recognized and included in investment and interest income.  Liquidity issues in global credit and capital markets have caused a collapse of the market for auction rate securities as well as the leveraged buyout market.  The following provides a summary of investment portfolio losses recognized in the aggregate (in millions):

	December 31, 2008	December 31, 2007
Money market accounts and other investments	$3.2	$6.3
Marketable securities	(2.2)	0.7
Auction rate securities	(4.4)	(0.8)
Net investment earnings (losses)	$(3.4)	$6.2

At December 31, 2008, the Company had $6.7 million of principal invested in auction rate securities (with a book value of $1.5 million).  The auction rate securities held by the Company are private placement securities with long-term nominal maturities for which the interest rates are reset through a dutch auction each month.  The monthly auctions have historically provided a liquid market for these securities.  With the liquidity issues being experienced in global credit and capital markets, the auction rate securities held by the Company at December 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.

Based on valuation models and an analysis of other-than-temporary impairment factors, the Company recorded a pre-tax impairment charge of $2.2 million in the fourth quarter of 2008 and $4.4 million for the year ended December 31, 2008.  The estimated market value of the Company’s auction rate securities holdings at December 31, 2008 was $1.5 million, which reflects a cumulative reduction of $5.2 million.  Given the uncertainties regarding when the Company will be able to liquidate its auction rate securities, the Company has classified all of its auction rate securities as a non-current asset at December 31, 2008.  The Company classified its auction rate securities with failed auctions as a non-current asset at December 31, 2007.

In October 2008, the Company recovered the principal amount of $3.0 million in respect of one of its investments in auction rate securities.  The Company’s carrying value of this investment was $1.6 million, resulting in a $1.4 million recovery.  See Note 2 for a rollforward of the Company’s investment in auction rate securities from January 1, 2008 to December 31, 2008 (showing aggregate impairment charges and sales/recoveries).

At December 31, 2008, the Company had $5.3 million invested in marketable securities (with a book value of $2.5 million).  In the second quarter of 2008, the Company determined, based on current market conditions, issues being experienced in the credit markets, and the anticipated break-up of a contemplated transaction, that the decline in value of one of its investments was other-than-temporary.  Accordingly, the Company recognized and included in investment income a $1.8 million impairment charge related to this investment in the second quarter of 2008.  The $1.8 million decline in value related to this investment was previously recorded as an unrealized loss in AOCI.

The Company has used the best available information as of the filing date to estimate the market value of its investment portfolio.  Given the uncertainties in the markets, particularly as it relates to auction rate and equity securities, it is possible the Company’s valuation estimates could change materially in the next year.

5.     Equity Method Investments

The following table presents equity method investments and equity investment earnings (losses), in the aggregate (in millions):

	As of and for the Year Ended December 31,
	2008	2007	2006

Investments in limited partnerships	$0.5	$24.0	$26.1
Investments in joint ventures	3.8	4.5	3.9
Total equity method investments	$4.3	$28.5	$30.0

	2008	2007	2006
Earnings (losses) from limited partnerships	$(1.9)	$(4.3)	$(0.6)
Earnings (losses) from joint ventures	(0.7)	-	(0.4)
Total earnings (losses) from equity method investments	$(2.6)	$(4.3)	$(1.0)

Investments in Limited Partnerships

The Company previously had equity interests in several limited partnerships that invested in diversified portfolios of common stocks and equity securities, in addition to exchange traded options, futures, forward foreign currency contracts, and other arbitrage opportunities.  The Company’s ownership percentages in these partnerships were not significant.

As of December 31, 2007, the Company had ownership interests in the following six limited partnerships:

Goldman Sachs Catastrophe Risk Premium Opportunities Fund, L.P. (“GSC”)
Arbitrage Associates L.P. (“AA”)
Gruss Arbitrage Partners (Enhanced) L.P. (“GA”)
Goldman Sachs Liquidity Partners 2007, L.P. (“GSLP”)
Goldman Sachs Global Alpha Fund, L.P. (“GSGA”)
Bear Stearns Asset Backed Securities Partners, L.P. (“BS”)

During 2008, the Company elected to divest of its investments in these limited partnerships.  As of December 31, 2008, the Company has divested of all but one of these investments.  The following provides a summary of the 2008 financial effects of these investments (in millions):

	Individual Investment
	GSC		AA		GA		GSLP	GSGA		BS	Total

Investment at January 1, 2008	$4.5		$5.1		$4.8		$4.9	$1.8		$2.9	$24.0
Equity earnings (losses) realized	0.1		-		0.1		(1.3)	0.2		(1.0)	(1.9)
Cash proceeds received	(4.6)		(5.1)		(4.7)		(3.6)	(2.0)		(1.4)	(21.4)
Investment at December 31, 2008	$-	(1)	$-	(2)	$0.2	(3)	$- (4)	$-	(5)	$0.5 (6)	$0.7

___________________________________________
(1)	This investment was divested on June 30, 2008.
(2)	This investment was divested on May 2, 2008.
(3)	This investment was divested on July 17, 2008. The remaining balance is expected to be received in April 2009 and is recorded in Accounts Receivable-Other as of December 31, 2008.
(4)	This investment was divested on October 1, 2008 through a sale to the Company’s Chief Executive Officer. See Note 15 for further information.
(5)	This investment was divested on October 22, 2008.
(6)	This investment is in process of liquidation and is classified as a noncurrent asset at December 31, 2008 and 2007.

In 2007, aggregate investment earnings (losses) from equity method investments (consisting of limited partnerships and joint ventures) exceeded 10% of the Company’s consolidated net income for that year.  Accordingly, the aggregate summarized financial information for all limited partnerships is provided (in millions) for 2007 and 2006:

	As of and for the Year Ended December 31,
	2007	2006

Combined Statement of Operations:

Net income (loss)	$(1,157.2)	$(228.2)

Combined Financial Position:

Current assets	$6,157.9	$10,361.2
Total assets	$6,157.9	$10,361.2

Current liabilities	$4,177.9	$6,131.9
Partners’ capital	1,980.0	4,229.3
Total liabilities and partners’ capital	$6,157.9	$10,361.2

Number of Individual Investments	6	4

The above table reflects the aggregate summary financial data stated on a gross basis for all of the Company’s investments in limited partnerships; it is not intended to represent the Company’s proportionate share of ownership or underlying value in the investment partnerships.  The aggregated summarized financial information for joint ventures is set forth below.

Investments in Joint Ventures

The Company also has investments in two joint ventures.  A description of each is provided below.

RMCAL Development LP (Mirada Villas)
In April 2004, a subsidiary of the Company and a third party real estate development company formed a joint venture named RMCAL Development LP to develop a residential parcel located in the Company’s Mirada real estate development in Rancho Mirage California.  The Company is accounting for the joint venture under the equity method.  In connection with the formation of the joint venture, the Company sold a 50% interest in the parcel for $4.5 million and contributed the remainder of the parcel to the joint venture in return for a 50% interest in the venture.

FireRock, LLC
A subsidiary of the Company holds a 50% interest in a joint venture named FireRock, LLC, which was formed to develop an 808-acre area in Fountain Hills called FireRock.  The Company is accounting for the joint venture under the equity method.  The development is a residential, golf-oriented, upscale master-planned community.  Lot sales concluded in 2004, but the venture continues to own and operate the country club located in the development.

As discussed above, in 2007, the aggregate investment earnings (losses) from equity method investments exceeded 10% of the Company’s consolidated net income for that year.  Accordingly, aggregate summarized financial information for all joint ventures is as follows (in millions):

	As of and for the Year Ended December 31,
	2008	2007	2006

Combined Statement of Operations:

Revenue	$12.1	$21.1	$12.8
Operating income	(1.8)	(0.6)	(1.5)
Net income (loss)	(1.8)	(0.6)	(1.4)

Combined Financial Position:

Current assets	$3.6	$5.1	$5.9
Noncurrent assets	46.8	48.9	53.6
Total assets	$50.4	$54.0	$59.5

Current liabilities	$1.0	$3.1	$23.0
Noncurrent liabilities	38.3	38.0	23.8
Partners’ capital	11.1	12.9	12.7
Total liabilities and partners’ capital	$50.4	$54.0	$59.5

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

The major classes of property, plant and equipment are as follows (dollar amounts in millions):

		December 31,
	Estimated Useful Lives	2008	2007

Land and improvements	5 - 30 years (1)	$78.1	$78.5
Buildings	5 - 40 years	210.7	211.6
Machinery and equipment	3 - 15 years	29.4	27.7
Construction in progress		1.0	1.1
		319.2	318.9
Less: Accumulated depreciation		(108.8)	(99.1)
		$210.4	$219.8

___________________________________________
(1)	Estimated useful life applies to improvements only.

Of the total property, plant and equipment shown above, approximately $161.1 million and $166.4 million as of December 31, 2008 and 2007, respectively, related to the Company’s commercial lease properties.

Capital expenditures for property, plant and equipment were $3.1 million and $5.0 million for the years ended December 31, 2008 and 2007, respectively.

Depreciation expense for the years ended December 31, 2008 and 2007 was $11.2 million and $14.5 million, respectively.  As discussed in Note 14, property having a cost of $2.3 million and accumulated depreciation of $1.0 million was written off (reflected as additional depreciation expense in 2008) as a result of property damage caused by Hurricane Ike.

7.     Debt

Principal amounts of outstanding debt consist of the following (in millions):

	December 31,
	2008	2007

7.56% Lakepointe Notes due June 8, 2021	$110.0	$111.8
7.03% Motel Notes due May 1, 2018	41.4	43.3
6.08% Beltway Notes due November 9, 2024	27.2	27.9
7.12% PCCI Notes due December 20, 2030	27.7	28.2
Prime + 0.5% EN Facility due October 29, 2011	0.6	-
Other notes and contracts, primarily secured by receivables, buildings, real estate and equipment	4.9	5.3
Total principal outstanding	211.8	216.5

Less: Short-term borrowings and current maturities	(6.1)	(5.3)
	$205.7	$211.2

Letters of Credit

At December 31, 2008, the Company’s real estate segment had letters of credit outstanding in the amount of $2.0 million to satisfy certain of the Company’s liability insurance policy requirements.

Lakepointe Notes

In June 2001, Lakepointe Assets Holdings LLC (“Lakepointe Assets”), an indirect wholly owned subsidiary of the Company, financed the purchase of Lake Pointe Plaza, an office complex located in Sugarland, Texas, with $122.5 million principal amount of 7.56% non-recourse notes due June 8, 2021 (the “Lakepointe Notes”).  The Lakepointe Notes are secured by operating leases, Lake Pointe Plaza, a $60.0 million residual value insurance contract (in favor of the lender), and a guaranty of all lease payments by Fluor Corporation, the parent company of the current tenant.

Motel Notes

In December 2002, Motel Assets Holdings LLC (“Motel Assets”), an indirect wholly owned subsidiary of the Company, financed the purchase of a portfolio of sixteen motel properties located in ten different states with $49.4 million principal amount of 7.03% non-recourse notes due May 1, 2018 (the “Motel Notes”).  The Motel Notes are secured by an operating lease, the properties, an $11.2 million residual value insurance contract (in favor of the lender) and a guaranty of all lease payments by Accor, the parent company of the current tenant.

Beltway Notes

In November 2002, Beltway Assets LLC (“Beltway Assets”), an indirect wholly owned subsidiary of the Company, financed the purchase of an office building located in Houston, Texas from Cooper Cameron, with $30.9 million principal amount of 6.08% non-recourse notes due November 9, 2024 (the “Beltway Notes”).  The Beltway Notes are secured by an operating lease, the building, and an $11.2 million residual value insurance contract (in favor of the lender).

Palmas Country Club, Inc. Notes

        In October 2000, Palmas Country Club, Inc. (“PCCI”), which owns two golf courses and other related assets, financed the construction and refurbishment of these assets with $30.0 million principal amount of 7.12% notes due December 20, 2030 (the “PCCI Notes”).  The PCCI Notes are secured by PCCI’s assets, a letter of credit issued by the Puerto Rico Tourism Development Fund (“TDF”), and cash reserves being held in escrow by the lender (see Note 4).  PCCI continues to experience operational cash flow shortfalls and, on March 20, 2009, PCCI failed to make the letter of credit fee payment owed to TDF under a letter of credit reimbursement agreement.  PCCI is engaged in discussions with TDF in an effort to restructure the letter of credit fee payments and to obtain additional financing to improve PCCI’s current cash flow situation.  There can be no assurances that PCCI will be successful in these efforts.

EN Facility

In October 2008, EN 87 LLC and EN 142 LLC, indirect wholly owned subsidiaries of the Company, financed the construction of two homes through a $4.2 million credit facility bearing interest at prime plus 0.5% notes, that is due October 29, 2011 (“EN Facility”).  The EN Facility is secured by the homes and the lots on which they are located.

Contractual Maturities

Contractual maturities of consolidated outstanding indebtedness at December 31, 2008, are as follows (in millions):

	Years Ending December 31,
	2009	2010	2011	2012	2013	Thereafter

Lakepointe Notes	$2.0	$2.1	$2.5	$3.0	$3.2	$97.2
Motel Notes	2.2	2.3	2.5	2.6	3.2	28.6
Beltway Notes	0.8	0.8	0.9	0.9	0.9	22.9
Palmas Notes	0.6	0.6	0.6	0.7	0.7	24.5
EN Facility	-	-	0.6	-	-	-
Other	0.5	0.5	0.4	0.4	0.3	2.8
	$6.1	$6.3	$7.5	$7.6	$8.3	$176.0

Capitalized Interest

There was no interest capitalized during 2008 or 2007.

Loan Covenants

Certain debt instruments restrict the ability of the Company’s subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

Estimated Fair Value

The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates.  At December 31, 2008, the estimated fair value of current and long-term debt was $205.1 million.  At December 31, 2007, the estimated fair value of current and long-term debt was $206.9 million.

8.     Income Taxes

The Company files a consolidated federal income tax return together with its domestic subsidiaries.

Income (loss) before income taxes by geographic area is as follows (in millions):

	Years Ended December 31,
	2008	2007

Domestic	$(19.8)	$(28.3)
Foreign	(15.2)	(18.1)
	$(35.0)	$(46.4)

Income taxes are classified as either domestic or foreign, based on whether payment is made or due to the United States or a foreign jurisdiction (Puerto Rico).  Foreign income is also subject to domestic income taxes.

The benefit (provision) for income taxes on income (loss) before income taxes consists of the following (in millions):

	Years Ended December 31,
	2008	2007

Current:
Federal	$(10.3)	$-
State and local	-	(0.5)
Foreign	0.1	-
	(10.2)	(0.5)
Deferred:
Federal	(46.9)	-
State and local	(0.2)	-
Foreign	(0.1)	-
	(47.2)	-
	$(57.4)	$(0.5)

A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before income taxes, minority interests and discontinued operations is as follows (in millions):

	Years Ended December 31,
	2008	2007

Loss before income taxes	$(35.0)	$(46.4)

Amount of federal income tax benefit based upon the statutory rate	$12.3	$16.2
Loss of attributes related to the Debtors	(67.9)	-
Changes in valuation allowances and revision of prior years’ tax estimates	(1.4)	(16.1)
State and local taxes, net of federal tax effect	(0.1)	(0.5)
Other	(0.3)	(0.1)
	$(57.4)	$(0.5)

The consummation of the MRC/Marathon Plan is expected to result in the utilization of a substantial portion of the Company’s net operating losses and other tax attributes for federal income tax purposes.  The Company is required to record the estimated tax impacts of the MRC/Marathon Plan in its 2008 federal income tax return and its 2008 statement of operations.  Included in the consolidated provision for income taxes is a $67.9 million provision for federal income taxes reflecting the estimated utilization of tax attributes resulting from the consummation of the MRC/Marathon Plan.  It is possible the Company’s estimates could change materially in the future should facts and circumstances change.

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

The components of the Company’s net deferred income tax assets (liabilities) are as follows (in millions):

	December 31,
	2008	2007

Deferred income tax assets:
Postretirement benefits other than pensions	$1.3	$4.1
Loss and credit carryforwards	12.8	252.0
Other liabilities	11.7	21.1
Real estate	9.3	9.1
Timber and timberlands	-	19.0
Property, plant and equipment	8.8	-
Other	13.2	15.8
Valuation allowances	(11.3)	(194.0)
Total deferred income tax assets, net	45.8	127.1
Deferred income tax liabilities:
Property, plant and equipment	-	(29.1)
Other	-	(8.1)
Total deferred income tax liabilities	-	(37.2)
Net deferred income tax assets	$45.8	$89.9

The Company evaluated all appropriate factors in determining the realizability of the $12.8 million and $252.0 million in deferred tax assets attributable to loss and credit carryforwards as of December 31, 2008 and 2007, respectively.  These factors included any limitations on the use of loss and credit carryforwards, results of operations, the reversal of deferred gains, other temporary differences, the year the carryforwards expire, and the levels of taxable income necessary for utilization.  Based on this evaluation, the Company provided valuation allowances of $9.0 million and $186.6 million related to loss and credit carryforwards in 2008 and 2007, respectively.  With respect to the $3.8 million and $65.4 million of deferred tax assets attributable to loss and credit carryforwards as of December 31, 2008 and 2007, respectively, for which a valuation allowance has not been provided, the Company believes that it is more likely than not that it will realize the benefit for these carryforwards.

The net deferred income tax assets in the above table do not include a $135.6 million federal tax benefit attributable to the economic loss resulting from the cancellation in 2006 of the Company’s equity in Kaiser Aluminum Corporation (“Kaiser”).  For federal tax purposes, the Company’s basis in its Kaiser equity was $388.0 million, which resulted in a federal tax benefit of $135.6 million that was reported as a worthless stock deduction in the Company’s 2006 consolidated federal income tax return.  Because there is not a specific ruling providing conclusive evidence that the asset will generate future economic benefit, the Company has not recorded this tax asset in its consolidated balance sheet.

Estimated tax attributes available to offset future taxable income on the Company's tax returns, based on existing tax law, and related expiration dates are shown below (dollar amounts in millions):

		Expiring

Regular tax attribute carryforwards:
Net operating loss carryforwards	$449.6	2010-2028
Alternative minimum tax credits	4.4	Indefinite
General business tax credits	4.4	2014-2017

Alternative minimum tax attribute carryforwards:
Net operating losses	474.8	2010-2028

The Company provides for uncertain tax positions pursuant to FIN 48.  A tabular reconciliation of the total amounts (in absolute values) of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

Unrecognized tax benefits at January 1, 2008	$146.0
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	-
Increases in tax positions for current year	10.3
Settlements	-
Lapse in statute of limitations	-
Unrecognized tax benefits at December 31, 2008	$156.3

The Company files U.S. federal income tax returns as well as income tax returns in various states and Puerto Rico. The tax years of 2005 to 2008 remain open to examination by the United States taxing jurisdictions and the tax years 2004 to 2008 remain open to examination by the Puerto Rican taxing jurisdiction. Additionally, any net operating losses that were generated in prior years and utilized in subsequent years may also be subject to examination by the taxing authorities.  Taxing authorities are auditing tax returns related to one of the Company’s subsidiaries and this audit is expected to result in assessments of additional taxes.  The Company’s subsidiary believes it has substantial defenses to the questions being raised and will pursue all legal remedies should an acceptable resolution not be reached.  However, resolution of this matter involves uncertainties and there can be no assurance the outcome will be favorable.

9.     Employee Benefit and Incentive Plans

Pension and Other Postretirement Benefit Plans

The Company has two defined benefit plans: the MAXXAM Pension Plan and MAXXAM Parent’s Supplemental Employee Retirement Plan (collectively, the “Plans”).  The benefits are determined under formulas based on the employee’s years of service, age and compensation.  The Plans were frozen effective December 31, 2005; as a result, it is expected that these plans will continue, but no additional benefits will accrue to participants subsequent to December 31, 2005.

The Company has unfunded postretirement medical benefit plans that cover most of its employees.  Under the plans, employees are eligible for health care benefits upon retirement.  Retirees make contributions for a portion of the cost of their health care benefits.  The expected costs of postretirement medical benefits are accrued by each participating employer over the period its employees provide services to the date of their full eligibility for such benefits.  Postretirement medical benefits are generally provided through a self-insured arrangement.  The Company has not funded the liability for these benefits, which are expected to be paid out of cash generated by each participating employer’s operations.

The funded status of the MAXXAM Pension Plan and other postretirement benefit plans and the accrued benefit liability included in other long-term liabilities as of December 31, 2008 and 2007, respectively, were as follows (in millions):

	Pension Benefits		Medical/Life Benefits
	Years Ended December 31,
	2008	2007	2008	2007

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$30.9	$30.8	$3.2	$3.1
Service cost	-	-	0.1	0.1
Interest cost	1.9	1.8	0.2	0.2
Actuarial (gain) loss	2.2	(0.4)	0.4	-
Curtailments, settlements and amendments	-	-	-	-
Benefits paid	(1.4)	(1.3)	(0.3)	(0.2)
Projected benefit obligation at end of year	$33.6	$30.9	$3.6	$3.2

Change in plan assets:
Fair value of plan assets at beginning of year	$26.8	$25.1	$-	$-
Actual return on assets	(8.5)	1.9	-	-
Employer contributions	0.6	1.1	0.3	0.2
Plan participants’ contributions	-	-	0.1	0.1
Benefits paid	(1.4)	(1.3)	(0.3)	(0.3)
Fair-value of plan assets at end of year	$17.5	$26.8	$0.1	$-

Funded status:
Projected benefits obligation in excess of plan assets	$(16.1)	$(4.2)	$(3.7)	$(3.3)

The following information is for the Plans as they have accumulated benefit obligations in excess of plan assets as of December 31, 2008 and 2007 (in millions):

	December 31,
	2008	2007

Projected benefit obligation	$33.6	$30.9
Accumulated benefit obligation	$33.6	$30.9
Fair value of plan assets	$17.6	$26.8

The components of pension and other postretirement medical benefits expense for the years ended December 31, 2008 and 2007 were as follows (in millions):

	Pension Benefits		Medical/Life Benefits
	Years Ended December 31,
	2008	2007	2008	2007

Components of net periodic benefit costs:
Service cost	$-	$-	$0.1	$0.1
Interest cost	1.9	1.8	0.2	0.2
Expected return on assets	(2.3)	(2.1)	-	-
Recognized net actuarial loss	-	-	-	-
Amortization of prior service costs	-	-	(0.1)	(0.1)
Net periodic benefit costs	(0.4)	(0.3)	0.2	0.2
Curtailments, settlements and other	-	-	-	-
Adjusted net periodic benefit costs	$(0.4)	$(0.3)	$0.2	$0.2

The following table shows other changes in plan assets and benefits obligations recognized in other comprehensive income (in millions):

	Pension Benefits		Medical/Life Benefits
	Years Ended December 31,
	2008	2007	2008	2007

Net loss (gain)	$(0.4)	$(0.3)	$0.2	$0.2
Transition obligation (asset)	-	-	-	-
Prior service cost (credit)	-	-	-	-
Amortization of net loss (gain)	13.0	(0.2)	0.4	-
Amortization of transition obligation (asset)	-	-	-	-
Amortization of prior service cost	-	-	0.1	0.1

Total recognized in other comprehensive income	$13.0	$(0.2)	$0.5	$0.1
Total recognized in net periodic benefit cost and other comprehensive income	$12.6	$(0.5)	$0.7	$0.3

The estimated net loss, transition obligation and prior service cost for the Plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $0.2, $0 and $0 million, respectively.  The estimated net loss, transition obligation and prior service cost for the other postretirement medical/life benefit plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $0, $0 and $0.1 million, respectively.

Amounts recognized in the consolidated statements of financial position consist of (in millions):

	Pension Benefits		Medical/Life Benefits
	Years Ended December 31,
	2008	2007	2008	2007

Current liabilities	$0.2	$0.3	$0.2	$0.2
Noncurrent liabilities	15.9	3.9	3.5	3.1
	$16.1	$4.2	$3.7	$3.3

Amounts recognized in AOCI consist of (in millions):

	Pension Benefits			Medical/Life Benefits
	Years Ended December 31,
	2008		2007	2008		2007

Net actuarial (gain) loss	$13.8	(1)	$0.8	$-	(1)	$(0.4)
Prior service cost	-		-	(0.6	)(2)	(0.7)
	$13.8		$0.8		$(0.6)	$(1.1)
___________________________________________
(1)        It is expected that $0.2 million will be amortized into income in 2008.
(2)         It is expected that ($0.1) million will be amortized into income in 2008.

The measurement date used for the MAXXAM Pension Plan and the Company’s postretirement benefit plans was December 31, 2008.  The underlying assumptions of these plans for the years ended December 31, 2008 and 2007 were as follows (in millions):

	Pension Benefits		Medical/Life Benefits
	Years Ended December 31,
	2008	2007	2008	2007

Weighted-average assumptions:
Discount rate used to determine benefit obligation	5.750%	6.125%	5.750%	6.125%
Discount rate used to determine net periodic benefit cost	6.125%	6.0%	6.125%	6.0%
Expected return on plan assets	8.75%	8.75%	-	-
Rate of compensation increase	- (1)	- (1)	-	-
___________________________________________
(1)         Not applicable as the Plans were frozen effective December 31, 2005.

The average annual assumed rate of increase in the per capita cost of covered benefits under the Company’s postretirement medical plans (i.e., health care cost trend rate) for 2009 is 9.0% for all participants.  The rate of increase is assumed to decline gradually to 5.0% in 2013 for all participants and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates as of December 31, 2008 would have the following effects (in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease

Effect on total of service and interest cost components	$-	$-
Effect on the postretirement benefit obligations	0.5	(0.4)

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

The weighted-average asset allocations for each of the pension plans at December 31, 2008 and 2007, by asset category are as follows:

	Years Ended December 31,
	2008	2007

Asset Category:
Equity securities	70%	70%
Debt securities	30%	30%
Total	100%	100%

The expected rate of return on plan assets assumption, used in the determination of net periodic pension cost, will be 8.0% for 2009.  The Company’s rate of return assumption is based on historical returns on plan assets and the expected long-term returns for the asset allocation targets in place at December 31, 2008.

The Company’s funding policy is to make annual contributions to its plan which equal or exceed the minimum funding requirements of ERISA.  The Company is in compliance with this policy.  An assumed long-term rate of return on plan assets of 8.75% was used in the determination of the ERISA minimum funding requirements for the plan years ended December 31, 2007 and 2006.  Expected funding requirements for the MAXXAM Pension Plan for 2008 is approximately $0.3 million.  Expected funding requirements for postretirement medical benefits for 2008 are approximately $0.2 million.

The Company also has an unfunded Supplemental Executive Retirement Plan that provides certain key employees defined pension benefits that supplement those provided by the MAXXAM Pension Plan.  The Company had $3.3 million and $3.2 million accrued as projected benefit obligations in the Consolidated Balance Sheet for such plan at December 31, 2008 and 2007, respectively.  This plan was frozen effective December 31, 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in respect of the Company’s pension and other postretirement benefit plans (in millions):

Years Ended December 31,	Pension Benefits	Medical/ Life Benefits

2009	$1.8	$0.2
2010	1.9	0.2
2011	1.9	0.2
2012	2.0	0.2
2013	2.1	0.3
Years 2014-2018	10.6	1.3

On July 10, 2008, the Company and the PBGC entered into an agreement (the “PBGC Agreement”) pursuant to which the Company essentially agreed, among other things, that should the PBGC elect to terminate the Palco Pension Plan in the future, the Company would be liable for any unfunded obligations then outstanding with respect to the Palco Pension Plan.  If such a termination was to be initiated, the Company expects it would first take actions to assume sponsorship of the Palco Pension Plan in order to avoid such termination.  The PBGC Agreement terminates on the earliest of (i) its fifth anniversary, (ii) the date the Palco Pension Plan is assumed by the Company, (iii) the date the Palco Pension Plan is terminated under certain standard termination procedures set forth in ERISA, or (iv) the date the Palco Pension Plan is properly merged into another plan in accordance with ERISA and the Internal Revenue Code.  The estimated unfunded termination obligation attributable to the Palco Pension Plan as of December 31, 2008, was approximately $35.0 million based upon an annuity placement interest rate assumption as of such date.

Savings and Incentive Plans

The Company has two defined contribution savings plans designed to enhance the existing retirement programs of participating employees.  Effective January 1, 2006, new company–paid benefits were added to the defined contribution savings plans.  The new company paid benefits, when combined with the participating employer matching contribution, provided up to 17% of participants’ eligible compensation in the form of additional employer contributions.  These additional company-paid benefits were eliminated effective December 31, 2008.  Effective January 1, 2006, the Company established a Supplemental Savings Plan (“SSP”) in order to provide certain participants in the 401(k) savings plan of MAXXAM Parent (the “MAXXAM Savings Plan”) with retirement benefits they would have received under the MAXXAM Savings Plan were it not for the limits on benefits imposed by Section 415(c) and Section 401(a)(17) of the Internal Revenue Code.  Employer contributions for all of these plans were $0.4 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively.

10.   Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment under operating leases.  Minimum rental commitments under operating leases at December 31, 2008, are as follows:

Years Ended December 31,	(In millions)

2009	$1.1
2010	1.0
2011	0.8
2012	0.5
2013	0.4
Thereafter	0.6
Total minimum lease payments	$4.4

Rental expense for operating leases was $1.6 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively.

The Company owns certain commercial properties which are leased to tenants under operating leases.  Lease terms average 20 years.  Minimum rentals on operating leases are contractually due as follows:

Years Ended December 31,	(In millions)

2009	$18.0
2010	18.0
2011	18.3
2012	18.5
2013	18.8
Thereafter	134.5
Total minimum rentals	$226.1

Contingencies – General

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

Certain present and former directors and officers of the Company are defendants in certain of the pending actions described below.  The Company’s bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law.  The Company is obligated to advance defense costs to its officers and directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification.  In addition, the Company’s indemnity obligation can under certain circumstances include amounts other than defense costs, including judgments and settlements.

Contingencies – MAXXAM Inc. Litigation

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

The FDIC subsequently appealed the District Court’s decision to the Fifth Circuit, which in April 2008 reversed the District Court’s award of sanctions in respect of the OTS action, but upheld the District Court’s finding of sanctionable conduct by the FDIC in connection with the FDIC action and the ancillary proceedings.  The Circuit Court returned the case to the District Court for further proceedings regarding the proper amount of sanctions in respect of the FDIC action and the ancillary proceedings.  On December 17, 2008, a settlement agreement, providing for mutual releases by the parties and a $10.0 million payment by the FDIC to the Company, was executed by the FDIC, Charles Hurwitz, the Company and Federated Development Company (“Federated”), a principal stockholder of the Company now known as Giddeon Holdings Inc.  The $10.0 million was received by the Company on December 17, 2008 and has been recognized in the Company’s 2008 results of operations.

Forest Products Related Litigation

In November 2002, two similar actions entitled Alan Cook, et al. v. Gary Clark, et al. (the “Cook action”) and  Steve Cave, et al. v. Gary Clark, et al. (the “Cave action”) (Nos. DR020718 and DR020719, respectively) were filed in the Superior Court of Humboldt County, California.  The original defendants in these actions included certain of the Debtors, the Company, and various affiliates such as Charles E. Hurwitz.  The Cook action alleges, among other things, that Palco’s logging practices contributed to an increase in flooding along Freshwater Creek (which ran through Palco’s timberlands), resulting in personal injury and damages to the plaintiffs’ properties.  Plaintiffs further allege that in order to have timber harvest plans approved in the affected areas, the defendants engaged in certain unfair business practices.  The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure the watershed is restored.  The Cave action contains similar allegations and requests relief similar to the Cook action, both with respect to the Elk River watershed (a portion of which was contained on Palco’s timberlands).  In October 2005, an action entitled Edyth Johnson, et.al v. Charles E. Hurwitz, an individual; MAXXAM Inc. et al. (No. DR040720) (the “Johnson action”) was filed in Humboldt County Superior Court and contains allegations and requests relief similar to the Cave and Cook actions with respect to the Elk River watershed. The original defendants in the Johnson action included certain of the Debtors, the Company and various affiliates such as Mr. Hurwitz.  On February 1, 2008, the plaintiffs settled for nominal amounts the Cave, Cook and Johnson actions as to the Debtor defendants.  The actions are proceeding as to the remaining defendants.  The Company does not believe the resolution of these actions should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

Both suits allege that the defendants made false claims by submitting to a California agency a sustained yield plan misrepresenting as sustainable the projected harvest yields of the timberlands of Palco and Scopac.  The remedies being sought are actual damages (essentially based on over $300.0 million of cash and approximately 7,700 acres of timberlands transferred by the United States and California in exchange for various timberlands purchased from Palco and its subsidiaries), as well as treble damages and civil penalties of up to $10,000 for every violation of the California False Claims Act and the Federal False Claims Act, respectively.  On February 28, 2008, the plaintiffs settled for nominal amounts the Wilson actions as to the Debtor defendants.  The actions are proceeding as to the Company and Mr. Hurwitz.  The Wilson federal action is scheduled for trial beginning on April 20, 2009.  The Wilson state action was dismissed in September 2008, but the plaintiffs have appealed this decision.

   As the plaintiffs are claiming damages in the Wilson actions that, on a combined basis, exceed a billion dollars, an adverse decision in either Wilson action would likely have a material adverse effect on the Company’s consolidated financial condition, results of operations and liquidity.  The Company has incurred significant attorneys’ fees related to these matters.  As of December 31, 2008, such fees were in excess of $13.9 million (of which $5.9 million is reflected as an accrued liability on the Company’s Consolidated Balance Sheet).

Debtors’ Bankruptcy Proceedings

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

11.   Stockholders’ Deficit

Restricted Stock

In 1999, a compensation committee of the Company’s Board of Directors awarded Charles E. Hurwitz, the Company’s Chairman of the Board and Chief Executive Officer, a bonus in the form of 256,808 shares of restricted Common Stock under the 1994 Omnibus Plan referenced below.  These shares are subject to certain provisions, which expire in 2014, prohibiting the transfer of such shares (other than to family members).

Preferred Stock

The holders of the Class A Preferred Stock are entitled to receive, if and when declared, preferential cash dividends at the rate of $0.05 per share per annum and to participate on a share-for-share basis with the holders of Common Stock in any cash dividends on the Common Stock exceeding $0.05 per share in any fiscal year.  A stock dividend declared on the Common Stock would entitle the holders of Class A Preferred Stock to an identical stock dividend payable in shares of Class A Preferred Stock.  At the option of the holder, each share of the Class A Preferred Stock is convertible at any time into a share of Common Stock.  Each holder of Class A Preferred Stock is generally entitled to ten votes per share on all matters presented to a vote of the Company’s stockholders.

Stock Option Plans

In 2002, the Company adopted (and its stockholders ratified) the MAXXAM 2002 Omnibus Employee Incentive Plan (the “2002 Omnibus Plan”).  A variety of instruments may be granted under the 2002 Omnibus Plan – non-qualified and incentive stock options, SARs, performance shares and units, and restricted and unrestricted stock.  Grants are made at the discretion of a compensation committee of the Company’s Board of Directors.  All of the grants to date have consisted of non-qualified stock options (“NQSOs”) with “tandem” SARs.  Stock-based awards are limited to a maximum of 700,000 shares of Common Stock and 70,000 shares of Class A Preferred Stock.  As of December 31, 2008, 358 shares of Common Stock and 70,000 shares of Class A Preferred Stock were available for awards under the 2002 Omnibus Plan.  When the 2002 Omnibus Plan was adopted, the existing MAXXAM 1994 Omnibus Employee Incentive Plan (the “1994 Omnibus Plan”) was terminated with respect to the availability of future awards, although outstanding awards were grandfathered.

In 2004, the Company adopted (and its stockholders ratified) an Amended and Restated Non-Employee Director Stock Plan (“Director Plan”).  The Director Plan provides for tandem grants of NQSOs/SARs to non-employee directors at the time they join the Company’s Board of Directors (in respect of 500 shares of Common Stock) and every year thereafter on the date following the annual meeting of stockholders (in respect of 600 shares of Common Stock).  The Director Plan is limited to awards in respect of 35,000 shares of Common Stock, of which 11,700 remained available for award as of December 31, 2008.

Grants of options and stock appreciation rights under the 2002 Omnibus Plan and the Director Plan must be at an exercise price that equals or exceeds the closing market price on the date of grant.  Grants under the 2002 Omnibus Plan have historically vested ratably over a five-year period.  Under the terms of the Director Plan, grants vest at the rate of 25% per year (subject to accelerated vesting in certain instances).  Under the 2002 Omnibus Plan, grantees have historically exercised the SARs portion of the tandem grants, resulting in a cash payment to the grantee.  As of December 31, 2008, no exercises had been made under the Director Plan.

The fair value of grants is determined using a Black-Scholes option-pricing model.  The following assumptions apply to the options granted prior to or during the periods presented.

	Years Ended December 31,
	2008	2007

Expected volatility	35%	25%
Expected dividends	-	-
Expected term (in years)	7.27	7.44
Risk-free rate	1.55%	3.45%

Expected volatilities are based on historical volatility of the market price for the Company’s Common Stock.  The dividend yield on the Company’s Common Stock is assumed to be zero since the Company has not paid dividends in the past five years and has no current plans to do so.  The expected term represents the period of time that the options granted are expected to remain outstanding (based on historical experience).  The risk-free interest rate is the five-year U.S. Treasury yield curve rate as of the indicated dates.

A summary of activity under the Company’s stock option plans during 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Fair Value (in millions)

Balance at January 1, 2008	1,019,086	$24.11
Granted	130,000	11.03
Exercised	(2,600)	13.70
Forfeited or expired	(94,304)	40.77
Balance at December 31, 2008	1,052,182	$21.04	5.19	$1.0
Exercisable at December 31, 2008	785,697	$21.33	3.93	$0.6

        A summary of activity under the Company’s stock option plans during 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Fair Value (in millions)

Balance at January 1, 2007	1,081,853	$25.52
Granted	77,625	27.08
Exercised	(37,652)	17.00
Forfeited or expired	(102,740)	43.76
Balance at December 31, 2007	1,019,086	$24.11	5.33	$7.5
Exercisable at December 31, 2007	768,420	$22.78	4.32	$7.0

The Company has recognized a liability for stock-based compensation in the amount of $1.0 million at December 31, 2008 and $7.1 million at December 31, 2007.  The substantial decline is the result of a lower market price for the Company’s Common Stock as of December 31, 2008.  Total compensation benefit for stock-based payment arrangements for the year ended December 31, 2008, was $6.1 million.  As of December 31, 2008, total estimated compensation related to non-vested grants (not yet recognized) is $1.1 million, although the Company may ultimately not have to pay all of such amount, and the weighted average period over which it is expected to be recognized is 3 years.  During the year ended December 31, 2008, options/SARs with a fair value of less than $0.1 million were exercised, resulting in cash payments of less than $0.1 million (the difference between the market price of the Common Stock on the exercise date and the exercise prices of the options exercised).  During the year ended December 31, 2007, options/SARs with a fair value of $0.6 million were exercised, resulting in cash payments of $0.4 million.  There were 81,601 options/SARs with a fair value of $0.1 million, and 114,151 options/SARs with a fair value of $1.4 million that vested during the years ended December 31, 2008 and 2007, respectively. Options/SARs granted during the years ended December 31, 2008 and 2007 had a grant date fair value of $0.8 million and $0.8 million, respectively.  As all of the 2008 and 2007 exercises were of SARs, which were settled in cash, rather than through the issuance of shares of Common Stock, there was no impact on outstanding Common Stock or additional paid in capital.

The following table summarizes information about stock options outstanding as of December 31, 2008:

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

From $9.40 to $15.88	403,210	5.28	$11.70	275,610	$12.17
From $16.38 to $19.72	291,652	3.81	18.69	291,652	18.69
From $22.58 to $45.50	323,020	6.85	31.17	184,135	32.89
From $50.50 to $62.00	34,300	0.18	55.37	34,300	55.37
	1,052,182	5.19	21.04	785,697	21.33

Rights

On December 15, 1999, the Board of Directors of the Company declared a dividend to stockholders consisting of (i) one Series A Preferred Stock Purchase Right (“Series A Right”) for each outstanding share of Class A Preferred Stock, and (ii) one Series B Preferred Stock Purchase Right (“Series B Right”) for each outstanding share of Common Stock.  The Series A Rights and the Series B Rights are collectively referred to herein as the “Rights.”  The Rights are exercisable only if a person or group of affiliated or associated persons (an “Acquiring Person”) acquires beneficial ownership, or the right to acquire beneficial ownership, of 15% or more of the Company’s Common Stock, or announces a tender offer that would result in beneficial ownership of 15% or more of the outstanding Common Stock.  Each Series A Right, when exercisable, entitles the registered holder to purchase from the Company one share of Class A Preferred Stock at an exercise price of $165.00.  Each Series B Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company’s new Class B Junior Participating Preferred Stock, with a par value of $0.50 per share (the “Junior Preferred Stock”), at an exercise price of $165.00 per one-hundredth of a share.  The Junior Preferred Stock has a variety of rights and preferences, including a liquidation preference of $75.00 per share and voting, dividend and distribution rights which make each one-hundredth of a share of Junior Preferred Stock equivalent to one share of Common Stock.

Under certain circumstances, including if any person becomes an Acquiring Person other than through certain offers for all outstanding shares of stock of the Company, or if an Acquiring Person engages in certain “self-dealing” transactions, each Series A Right would enable its holder to buy Class A Preferred Stock (or, under certain circumstances, preferred stock of an acquiring company) having a value equal to two times the exercise price of the Series A Right, and each Series B Right would enable its holder to buy Common Stock of the Company (or, under certain circumstances, common stock of an acquiring company) having a value equal to two times the exercise price of the Series B Right.  Under certain circumstances, Rights held by an Acquiring Person will be null and void.  In addition, under certain circumstances, the Company’s Board of Directors is authorized to exchange all outstanding and exercisable Rights for stock, in the ratio of one share of Class A Preferred Stock per Series A Right and one share of Common Stock per Series B Right.  The Rights, which do not have voting privileges, expire on December 11, 2009, but may be redeemed by action of the Company’s Board of Directors prior to that time for $0.01 per right, subject to certain restrictions.

Shares Reserved for Issuance

At December 31, 2008, the Company had 2,561,507 shares of Common Stock and 808,119 shares of Class A Preferred Stock reserved for future issuances in connection with various options, convertible securities and other rights, as described above.

Voting Control

As of December 31, 2008, Mr. Charles E. Hurwitz beneficially owned (exclusive of securities acquirable upon exercise of stock options but inclusive of certain securities as to which Mr. Hurwitz disclaims beneficial ownership) directly and through various entities (principally Gilda Investments, LLC, a wholly owned subsidiary of Giddeon Holdings, Inc.) an aggregate of 99.2% of the Company’s Class A Preferred Stock and 62.7% of the Company’s Common Stock (resulting in combined voting control of approximately 84.4% of the Company).  Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of the Company and President and Director of Giddeon Holdings, Inc.  Giddeon Holdings, Inc. is wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.

12.   Supplemental Cash Flow and Other Information

	Years Ended December 31,
	2008	2007
	(In millions)

Interest paid, net of capitalized interest	$16.4	$16.4
Income taxes paid, net	0.2	-

13.   Quarterly Financial Information (Unaudited)

Summary quarterly financial information for the years ended December 31, 2008 and 2007 is as follows (in millions, except share information):

	Three Months Ended
	March 31(1)		June 30	September 30	December 31(2)

2008:
Sales	$21.7		$23.3	$23.7	$14.9
Operating income (loss)	(7.1)		(5.1)	(8.2)	7.1
Income (loss) before income taxes	(13.9)		(12.5)	(13.0)	4.4
Net loss	(13.9)		(12.7)	(65.4)	(0.4)

Basic income (loss) per common and common equivalent share (3)	$(2.72	)(4)	$(2.78)	$(14.34)	$(0.09)
Diluted income (loss) per common and common equivalent share (3)	$(2.72	)(4)	$(2.78)	$(14.34)	$(0.09)

2007:
Sales	$28.7		$23.3	$23.0	$20.9
Operating loss	(6.1)		(4.3)	(7.6)	(9.9)
Loss before income taxes	(12.3)		(6.7)	(10.5)	(16.9)
Net loss	(12.3)		(6.7)	(10.5)	(17.4)

Basic loss per common and common equivalent share (3)	$(2.33)		$(1.28)	$(2.00)	$(3.32)
Diluted loss per common and common equivalent share (3)	$(2.33)		$(1.28)	$(2.00)	$(3.32)
___________________________________________
(1)	Results for the Debtors’ operations have been included for the period from January 1, 2007 through January 18, 2007.
(2)	The Company’s 2008 fourth quarter results include the following:

Gain on Sanctions Motion settlement (see Note 10)	$10.0
Gain on involuntary conversion and net insurance recoveries (see Note 14)	4.3

(3)
The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

(4)
In the second quarter of 2008, a mathematical error was discovered in the calculation of the weighted average number of shares used to determine basic and diluted shares outstanding for the first quarter of 2008.  As a result, earnings per share for the three months ended March 31, 2008 was incorrectly reported as a loss of $2.58 per share, rather than a loss of $2.72 per share.

14.   Damage to SHRP Facility

On September 13, 2008, Sam Houston Race Park, SHRP’s racing facility in Houston, Texas was damaged by Hurricane Ike.  As a result of the damage, the live racing meets scheduled for November 2008 through April 2009 were cancelled, although indoor simulcasting has continued.

The Company has insurance coverage related to the facility and SHRP’s operations.  The Company’s insurance policies provide that it will be reimbursed for the cost of repairing or rebuilding the damaged portion of the facility.  The Company’s insurance policies also provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the property damage.  The Company wrote off the estimated net book value of the property damaged or destroyed by Hurricane Ike, resulting in a charge to depreciation expense of $1.3 million, as of September 30, 2008.  The insurance coverage components are discussed below.

Property Damage
The Company has received $4.8 million of insurance proceeds (net of the deductible) related to property damage.  The Company believes this amount represents the minimum probable insurance recoveries and, accordingly, has recognized the net proceeds in the statement of operations as of December 31, 2008, representing insurance recoveries in excess of the loss recognized in the financial statements related to property damage.  The Company may receive additional recoveries related to the property damage; any additional recoveries will be recognized when realized.

Business Interruption
The Company has also received advances of $2.5 million related to business interruption losses incurred and expected to be incurred in 2009 ($1.4 million as of December 31, 2008 and an additional $1.1 million received in January 2009).  The Company believes this amount represents minimum probable insurance recoveries to be received related to 2008 and 2009.  As of December 31, 2008, the Company has recorded loss recoveries of approximately $0.8 million based on the paid apportioned rate; no gains have been recognized.  The Company continues to provide information to its insurers and their representatives regarding the business interruption claim; any additional insurance recoveries will be recognized when realized.

SHRP’s management is working with its insurers and their representatives to resolve the claim.

15.   Related Party Transaction

As discussed in Note 5, the Company in 2008 elected to divest of its investments in several limited partnerships.  This was due to anticipated difficulties in obtaining information that could have been required for disclosure in the Company’s 2008 Form 10-K.  The Company had difficulty in divesting of one of its limited partnership investments due to restrictions in the partnership agreement.  In August 2008, the Company tentatively agreed to sell its ownership interests in this partnership to Mr. Charles E. Hurwitz, Chairman of the Board and Chief Executive Officer of the Company, for the net asset value of the partnership interests as of August 31, 2008 (as determined by the general partner of the limited partnership).  Following approval of the transaction by the Company’s Audit Committee, and extensive efforts with the general partner to complete the transaction, the sale closed on October 3, 2008, with the Company receiving an aggregate of $3.6 million from two companies controlled by Mr. Hurwitz (see Note 5).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation, management has concluded that as of December 31, 2008, such disclosure controls and procedures were effective.

Due to unanticipated difficulties in obtaining from certain fund investments information required to be disclosed, the Company’s 2007 Form 10-K was filed late.  As the Company anticipated it would experience these same difficulties in obtaining comparable information for the Company’s 2008 Form 10-K, the Company elected to divest of these fund investments.  As of the date of this filing, the Company has divested of five of its six investment funds and the sixth fund is in the process of being liquidated.  See Note 5 for additional information.

As disclosed in Note 1, Palco emerged from bankruptcy during the third quarter of 2008.  As a result, the Company was required to recognize the tax effects of Palco’s reorganization in its statement of operations for the quarterly period ended September 30, 2008.  The Company required additional time to finalize its provision for income taxes and filed its Form 10-Q within the applicable extension period.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2008 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles.  Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

As disclosed in Note 1 and 13, a mathematical error was discovered in the calculation of the weighted average shares outstanding for the first quarter of 2008.  We concluded that this error was a significant deficiency, and as a result, enhanced our procedures for making this calculation during the quarter ended June 30, 2008.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the quarter ended December 31, 2008, significant deficiencies were identified at two of the Company’s subsidiaries related to disbursements, account reconciliations and monitoring of internal reporting.  As a result, the Company has enhanced its monitoring controls over subsidiary reporting and the subsidiaries have enhanced their procedures.

ITEM 9B.          OTHER INFORMATION

Not applicable.

PART III

Certain information required under Part III (Items 10 through 14) has been omitted from this Report since the Company intends to file with the SEC, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A relating to the election of directors.

PART IV

ITEM 15.           EXHIBITS

Exhibits

Reference is made to the Index of Exhibits at the end of this Report, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXXAM INC.

Date: March 31, 2009	By:	CHARLES E. HURWITZ
Charles E. Hurwitz Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	By:	SHAWN M. HURWITZ
Shawn M. Hurwitz Vice Chairman of the Board of Directors and President

Date: March 31, 2009	By:	M. EMILY MADISON
M. Emily Madison Vice President, Finance (Principal Accounting Officer and Principal Financial Officer)

Date: March 31, 2009	By:	ROBERT J. CRUIKSHANK
Robert J. Cruikshank Director

Date: March 31, 2009	By:	J. KENT FRIEDMAN
J. Kent Friedman Director

Date: March 31, 2009	By:	EZRA G. LEVIN
Ezra G. Levin Director

Date: March 31, 2009	By:	STANLEY D. ROSENBERG
Stanley D. Rosenberg Director

Date: March 31, 2009	By:	MICHAEL J. ROSENTHAL
Michael J. Rosenthal Director

INDEX OF EXHIBITS

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of the Company (conformed to include all amendments and certificates of designation thereto and incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

*3.2	Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Rights of the Company’s Class B Junior Participating Preferred Stock
*3.3	Certificate of Designations of the Company’s Class A $.05 Non-Cumulative Participating Convertible Preferred Stock
*3.4	Amended and Restated By-laws of the Company, dated March 30, 2000
*4.1	Rights Agreement, dated December 15, 1999, by and between the Company and American Stock Transfer & Trust Company

Note: Included within Exhibits 10.1 to 10.26 below are the principal long-term debt instruments of the Company and its consolidated subsidiaries.  Pursuant to Regulation § 229.601, Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10% of the total consolidated assets of the Company

*10.1	Loan Agreement, dated June 28, 2001, between Lakepointe Assets LLC and Legg Mason Real Estate Services, Inc.
*10.2	Promissory Note, dated June 28, 2001, between Lakepointe Assets LLC and Legg Mason Real Estate Services, Inc.
*10.3	Lease Agreement, dated June 28, 2001, between Lakepointe Assets LLC and Fluor Enterprises Inc.
*10.4	Guarantee of Lease, dated June 28, 2001, between Fluor Corporation and Lakepointe Assets LLC
10.5
Loan Agreement, dated April 30, 1998, between Nomura Asset Capital Corporation and M-Six Penvest II Business Trust (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007; the “Company’s 2007 Form 10-K”)

10.6
Indenture, Mortgage, Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Rents and Leases, dated April 30, 1998, among Nomura Asset Capital Corporation and various property owners (incorporated herein by reference to Exhibit 10.6 to the Company’s 2007 Form 10-K)

10.7
Amendment No. 1 to Indenture and Other Operative Documents, dated September 1, 1998, among Nomura Asset Capital Corporation and various property owners (incorporated herein by reference to Exhibit 10.7 to the Company’s 2007 Form 10-K)

10.8
Amendment No. 2 to Indenture and Other Operative Documents, dated September 1, 1998, among Nomura Asset Capital Corporation and various property owners (incorporated herein by reference to Exhibit 10.8 to the Company’s 2007 Form 10-K)

Exhibit Number	Description

10.9
Class A Promissory Note, dated April 30, 1998, executed by M-Six Penvest II Business Trust, M-Six Penvest II Business Trust (LA), and M-Six Penvest II Business Trust (NEV) in favor of The Capital Company of America LLC and Nomura Asset Capital Corporation (incorporated herein by reference to Exhibit 10.9 to the Company’s 2007 Form 10-K)

10.10
Class B Promissory Note, dated April 30, 1998, executed by M-Six Penvest II Business Trust, M-Six Penvest II Business Trust (LA), and M-Six Penvest II Business Trust (NEV) in favor of The Capital Company of America LLC and Nomura Asset Capital Corporation (incorporated herein by reference to Exhibit 10.10 to the Company’s 2007 Form 10-K)

10.11
Lease Agreement, dated April 30, 1998, among Universal Commercial Credit Leasing III, Inc. and M-Six Penvest II Business Trust and various property owners (incorporated herein by reference to Exhibit 10.11 to the Company’s 2007 Form 10-K)

10.12
Lease Guaranty, dated April 30, 1998, executed by Accor in favor of M-Six Penvest II Business Trust and various property owners (incorporated herein by reference to Exhibit 10.12 to the Company’s 2007 Form 10-K)

10.13	Purchase Agreement, dated November 12, 2002, between USRA Leveraged Net Lease, LLC and Motel Assets Holdings LLC (incorporated herein by reference to Exhibit 10.13 to the Company’s 2007 Form 10-K)
10.14
Lender’s Consent to Transfer, dated December 5, 2002, among LaSalle Bank National Association, as Trustee for BH Finance LLC Trust, Credit Lease Loan Pass-Through Certificates, Series 2000-A Pools V-IX; LaSalle Bank National Association, as Trustee for Capco America Securitization Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-D7; M-Six Penvest II Business Trust; M-Six Penvest II Business Trust (LA); USRA Leveraged Net Lease, LLC; and Motel Assets Holdings LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s 2007 Form 10-K)

10.15 to 10.18	[Reserved]
10.19	Loan Agreement, dated November 19, 2002, between Beltway Assets LLC and Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 10.19 to the Company’s 2007 Form 10-K)
10.20
Indemnity and Guarantee Agreement, dated November 19, 2007, by and between Beltway Assets Holdings LLC and Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 10.20 to the Company’s 2007 Form 10-K)

10.21
Promissory Note, dated November 18, 2002, executed by Beltway Assets LLC in favor of Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 10.21 to the Company’s 2007 Form 10-K)

10.22	Lease Agreement, dated November 19, 2002, between Beltway Assets LLC and Cooper Cameron Corporation (incorporated herein by reference to Exhibit 10.22 to the Company’s 2007 Form 10-K)
10.23
Loan Agreement, dated October 26, 2000, between the Puerto Rico Industrial Tourist, Educational, Medical and Environmental Control Facilities Financing Authority and Palmas Country Club, Inc. (incorporated herein by reference to Exhibit 10.28 to the Company’s 2007 Form 10-K)

Exhibit Number	Description

10.24
Letter of Credit and Reimbursement Agreement, dated October 26, 2000, between the Puerto Rico Tourism Development Fund and Palmas Country Club, Inc. (incorporated herein by reference to Exhibit 10.29 to the Company’s 2007 Form 10-K)

10.25
Letter of Credit, dated October 26, 2000, issued by the Puerto Rico Tourism Development Fund for the benefit of Palmas Country Club, Inc. (incorporated herein by reference to Exhibit 10.30 to the Company’s 2007 Form 10-K)

10.26
Trust Agreement, dated October 26, 2000, between the Puerto Rico Industrial Tourist, Educational, Medical and Environmental Control Facilities Financing Authority and PaineWebber Trust Company of Puerto Rico (incorporated herein by reference to Exhibit 10.31 to the Company’s 2007 Form 10-K)

10.27 to 10.30	[Reserved]
10.31
Stock Purchase Agreement, dated March 11, 2008, among the Company, Luxor Capital Partners, LP and Luxor Capital Partners Offshore, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2008)

10.32
Term Sheet Regarding Global Settlement and Plan Support among MRC, Marathon, the Palco Debtors, the Company, MGHI and MGI (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008)

10.33
Agreement, dated July 10, 2008, between The Pension Benefit Guaranty Corporation and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2008)

10.34
Settlement Agreement, dated December 17, 2008,  among the Company, certain affiliated persons, and the FDIC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2008)

*10.35	Tax Allocation Agreement (the “MGHI Tax Allocation Agreement”), dated December 23, 1996, between the Company and MGHI
*10.36	Amendment of MGHI Tax Allocation Agreement, dated December 31, 2001
*10.37	Tax Allocation Agreement (the “MGI Tax Allocation Agreement”), dated August 4, 1993, between the Company and MGI
*10.38	Amendment of MGI Tax Allocation Agreement, dated December 31, 2001, between the Company and MGI
*10.39	Tax Allocation Agreement, dated May 21, 1988, among the Company, MGI, Palco and the companies signatory thereto
*10.40	Tax Allocation Agreement (the “Palco Tax Allocation Agreement”), dated March 23, 1993, among Palco, Scotia Pacific Holding Company, Salmon Creek Corporation and the Company
*10.41	Amendment of Palco Tax Allocation Agreement, dated December 31, 2001
*10.42	Tax Allocation Agreement, dated February 9, 2004, among Britt Lumber Co Inc., Palco, MGI and the Company
10.43 to 10.50	[Reserved]

Exhibit Number	Description

Executive Officer and Director Compensation Plans and Agreements
*10.51	MAXXAM 2002 Omnibus Employee Incentive Plan (the “2002 Omnibus Plan”)
10.52	Form of Stock Option Agreement under the 2002 Omnibus Plan (incorporated herein by reference to Exhibit 10.64 to the Company Annual Report on Form 10-K for the year ended December 31, 2006)
*10.53	MAXXAM 1994 Omnibus Employee Incentive Plan (the “1994 Omnibus Plan”)
*10.54	Form of Stock Option Agreement under the 1994 Omnibus Plan
10.55	MAXXAM 1994 Executive Bonus Plan (Amended and Restated 2008) (incorporated herein by reference to Appendix A to the Company’s Schedule 14A filed on April 28, 2008; the “Executive Bonus Plan”)
10.56
2008 Bonus Criteria for the MAXXAM Chief Executive Officer under the Executive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2008)

10.57	2008 Bonus Criteria for the MAXXAM President under the Executive Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2008)
10.58	2008 Bonus Criteria for the MAXXAM General Counsel under the Executive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2008)
10.59
2007 Bonus Criteria for the MAXXAM Chief Executive Officer under the Executive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2007)

10.60
2007 Bonus Criteria for the MAXXAM Vice Chairman and General Counsel under the Executive Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2007)

10.61
MAXXAM Revised Capital Accumulation Plan of 1988 (As Amended and Restated December 2007) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008; the “Capital Accumulation Plan”)

10.62	Amendment, dated December 15, 2008, to the Capital Accumulation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2008)
*10.63	Amendment No. 2, effective as of December 31, 2008, to the Capital Accumulation Plan
*10.64	MAXXAM Supplemental Executive Retirement Plan , as amended effective December 31, 2008
*10.65	MAXXAM Supplemental Savings Plan, as amended effective January 1, 2008
10.66
Form of deferred compensation agreement for executive officers of the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.67 to 10.70	[Reserved]

Exhibit Number	Description

*10.71	Restricted Stock Agreement (the “Hurwitz Restricted Stock Agreement”), dated December 13, 1999, between the Company and Charles E. Hurwitz
*10.72	Amendment, dated December 16, 2003, to the Hurwitz Restricted Stock Agreement
10.73
Separation, Release and Confidentiality Agreement, dated July 31, 2008, between the Company and J. Kent Friedman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A Amendment No. 1 filed on August 7, 2008) [Note:  a portion of this exhibit has been redacted and the redacted portion separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment]

10.74	MAXXAM Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Schedule 14A dated April 20, 2004; the “Director Plan”)
10.75	Form of Stock Option Agreement under the Director Plan (incorporated herein by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.76
Form of deferred fee agreement for non-employee directors of the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.77	Deferred Fee Agreement, dated September 1, 1994, between the Company and Ezra G. Levin (“Levin Deferred Fee Agreement”)
*10.78	Amendment, dated April 3, 1996, to the Levin Deferred Fee Agreement
*10.79	Second Amendment, dated December 12, 2008, to the Levin Deferred Fee Agreement
*21.1	List of the Company’s Subsidiaries

*23.1	Consent of Grant Thornton LLP
*23.2	Consent of Deloitte & Touche LLP

*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*Included with this filing

GLOSSARY OF DEFINED TERMS*

Set forth below is a list of the terms used and defined in this Report (other than the Exhibit Index) and the Consolidated Financial Statements

1994 Omnibus Plan:  The MAXXAM 1994 Omnibus Employee Incentive Plan

2002 Omnibus Plan:  The MAXXAM 2002 Omnibus Employee Incentive Plan

Acquiring Person:  A person or group of affiliated or associated persons who acquire beneficial ownership, or the right to acquire beneficial ownership, of 15% or more of the Company’s Common Stock (or announces a tender offer which would have this result)

Alternative Plans:  The two plans of reorganization filed with the Bankruptcy Court on January 30, 2008 by the Palco Debtors as a group and Scopac, as stand-alone alternatives to the Joint Plan

AOCI:  Accumulated Other Comprehensive Income (Loss)

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

Debtors:  Palco, Scopac, and Palco’s other subsidiaries, which filed for reorganization under the Bankruptcy Code

Director Plan:  The Company’s Amended and Restated Non-Employee Director Stock Plan

EN Facility:  The $4.2. million facility entered into by two subsidiaries of the Company for the purpose of constructing two homes in the Company’s Fountain Hills development

ERISA:  The Employee Retirement Income Security Act of 1974, as amended from time to time

FASB:  Financial Accounting Standards Board

FDIC:  Federal Deposit Insurance Corporation

FDIC action:  An action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-95-3956) filed by the FDIC on August 2, 1995 in the U.S. District Court for the Southern District of Texas

___________________________________________
* Other than those used exclusively in the Exhibit Index.

Federated:  Federated Development Company, a principal stockholder of the Company now known as Giddeon Holdings, Inc.

Fifth Circuit:  The U.S. Fifth Circuit Court of Appeals

Filing Date:  January 18, 2007, the date the Debtors filed separate voluntary petitions with the Bankruptcy Court under Chapter 11 of the Bankruptcy Code

FIN 48:  FASB FIN 48, “Accounting for Uncertainty in Income Taxes, as Interpretation of FASB Statement 109”

FireRock, LLC:  A 50% owned joint venture which manages a golf course and country club project in Arizona

Fountain Hills:  Fountain Hills, a master-planned residential community located in Fountain Hills, Arizona

FSP FAS 132(R)-1: FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”

FSP SFAS No. 157-3: FSP SFAS No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”

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

Junior Preferred Stock:  $0.50 par value Class B Junior Participating Preferred Stock of the Company

Kaiser:  Kaiser Aluminum Corporation, a former subsidiary of the Company that engaged in aluminum operations

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

MAXXAM Savings Plan:  MAXXAM Parent’s 401(k) savings plan

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

MPC:  MAXXAM Property Company, a wholly owned subsidiary of the Company

MRC:  Mendocino Redwood Company, LLC

MRC/Marathon Plan:  The plan of reorganization of MRC and Marathon filed with the Bankruptcy Court on January 30, 2008

Newco:  The company that succeeded to the Debtors under the MRC/Marathon Plan

Noteholder Plan:  The plan of reorganization filed with the Bankruptcy Court on January 30, 2008 by the Indenture Trustee on behalf of the Timber Noteholders

NQSOs:  Non-qualified stock options under the Company’s stock option plans

OTS:  The United States Department of Treasury’s Office of Thrift Supervision

OTS action:  A formal administrative proceeding initiated by the OTS against the Company and others on December 26, 1995

Palco:  The Pacific Lumber Company, a formerly wholly owned subsidiary of MGI

Palco Debtors:  Palco and its subsidiaries other than Scopac

Palco Pension Plan:  The Palco Retirement Plan, which was assumed by Newco upon consummation of the MRC/Marathon Plan

Palmas:  Palmas del Mar, a master-planned residential community and resort located on the southeastern coast of Puerto Rico near Humacao

PBGC:  The Pension Benefit Guaranty Corporation

PBGC Agreement:  The July 10, 2008 agreement between the Company and the PBGC

PCCI: Palmas Country Club, Inc., a wholly owned subsidiary of PDMPI

PCCI Notes:  The 7.12% notes of PCCI due December 20, 2030

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

Racing Commission:  The Texas Racing Commission

Respondents:  The Company, Federated, Mr. Charles Hurwitz and the other respondents in the OTS action

Rights:  The Series A and B Rights

RMCAL:  A 50% owned joint venture formed to construct and sell 47 villas on a parcel in the Company’s Mirada development

Sam Houston Race Park:  The Company’s Texas Class 1 horse racing facility in Houston, Texas and operated by SHRP

Sanctions Motion:  A November 2002 amended counterclaim and motion for sanctions, filed by the Respondents, in connection with the FDIC action

SARs:  Stock appreciation rights under the Company’s stock option plans

Scopac:  Scotia Pacific Company LLC, a formerly wholly owned subsidiary of Palco

Scopac Timber Notes:  Scopac’s 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized Notes that were due July 20, 2028

SEC:  The Securities and Exchange Commission

Series A Rights:  The Company’s Series A Preferred Stock Purchase Rights

Series B Rights:  The Company’s Series B Preferred Stock Purchase Rights

Settlement Agreement:  Term Sheet Regarding Global Settlement and Plan Support dated May 1, 2008 among MRC, Marathon, the MAXXAM Entities and the Palco Debtors

SFAS No. 66:  SFAS No. 66, “Accounting for Sales of Real Estate”

SFAS No. 123(R):  SFAS No. 123 (revised 2004), “Share-Based Payments”

SFAS No.141R:  SFAS No. 141R, “Business Combinations”

SFAS No. 157:  SFAS No. 157, “Fair Value Measurements”

SFAS No. 159:  SFAS No. 159, “The Fair Value of Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115"

SHRP:  Sam Houston Race Park, Ltd., a wholly owned subsidiary of the Company

SSP:  The Company’s Supplemental Savings Plan

TDF: The Puerto Rico Tourism Development Fund

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