Form 10-Q
period 2009-03-31
MAXXAM INC
filed 2009-05-13
CIK 63814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3924

MAXXAM INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2078752 (I.R.S. Employer Identification Number)

1330 Post Oak Blvd., Suite 2000 Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)

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
Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of common stock outstanding at May 11, 2009: 4,559,637

*Indicates items that the Registrant is allowed (and has chosen) to omit under the disclosure provisions applicable to smaller reporting companies.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share information)

	March 31, 2009	December 31, 2008
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$41.3	$59.6
Marketable securities and other short-term investments	6.9	2.5
Receivables:
Trade, net of allowance for doubtful accounts of $1.0 and $0.9, respectively	1.8	1.5
Other	1.4	1.4
Real estate inventory	2.7	2.7
Prepaid expenses and other current assets	6.2	6.8
Restricted cash	1.2	0.5
Total current assets	61.5	75.0
Property, plant and equipment, net of accumulated depreciation of $111.2 and $108.8, respectively	209.6	210.4
Real estate inventory	59.4	58.1
Deferred income taxes	41.6	41.6
Deferred financing costs	4.1	4.2
Investments in limited partnerships	0.3	0.5
Investments in joint ventures	3.6	3.8
Other long-term assets and investments	3.0	3.1
Restricted cash and certificates of deposit	5.5	3.6
	$388.6	$400.3
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4.7	$5.4
Short-term borrowings and current maturities of long-term debt	6.2	6.1
Accrued interest	0.9	0.9
Accrued compensation and related benefits	1.4	1.8
Accrued defense costs and settlement of Wilson actions	10.4	6.1
Accrued taxes	1.5	1.2
Deferred income	3.6	2.9
Other accrued liabilities	5.6	7.1
Total current liabilities	34.3	31.5
Long-term debt, less current maturities	204.7	205.7
Accrued pension and other postretirement benefits	19.4	19.4
Other noncurrent liabilities	45.4	46.5
Losses in excess of investment in Debtors	484.2	484.2
Total liabilities	788.0	787.3
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.50 par value; $0.75 liquidation preference, 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock, 668,964 shares issued and 668,119 shares outstanding	0.3	0.3

Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares issued; 4,559,637 shares outstanding	5.0	5.0
Additional paid in capital	225.3	225.3
Accumulated deficit	(447.8)	(435.3)
Accumulated other comprehensive loss	(14.4)	(14.5)
Treasury stock, at cost (shares held; preferred – 845; common – 5,503,722)	(167.8)	(167.8)
Total stockholders’ deficit	(399.4)	(387.0)
	$388.6	$400.3

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of dollars, except per share information)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)

Sales:
Real estate	$7.4	$8.9
Racing	8.3	12.8
	15.7	21.7

Cost and expenses:
Cost of sales and operations:
Real estate	3.2	4.2
Racing	7.1	11.0
Selling, general and administrative expenses	7.1	10.8
Depreciation, depletion and amortization	2.5	2.8
Settlement of Wilson actions	4.0	-
	23.9	28.8

Operating income (loss):
Real estate	0.1	(1.2)
Racing	(0.7)	(0.8)
Corporate	(7.6)	(4.6)
Forest products	-	(0.5)
	(8.2)	(7.1)

Other income (expense):
Investment, interest and other income (expense), net	(0.2)	(2.6)
Interest expense	(3.9)	(4.1)
Amortization of deferred financing costs	(0.2)	(0.1)
Loss before income taxes	(12.5)	(13.9)
Benefit (provision) for income taxes	-	-
Net loss	$(12.5)	$(13.9)

Basic net loss per common and common equivalent share	$(2.74)	$(2.72)

Diluted net loss per common and common equivalent share	$(2.74)	$(2.72)

Weighted average shares outstanding - Basic and Diluted	4,559,637	5,112,732

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(12.5)	$(13.9)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, depletion and amortization	2.5	2.8
Non-cash stock-based compensation expense	0.8	1.8
Net losses from investments	-	3.4
Amortization of deferred financing costs	0.2	0.1
Equity losses in joint ventures, net of dividends	0.2	-
Increase (decrease) in cash resulting from changes in:
Receivables	(0.3)	(1.0)
Inventories	-	(7.2)
Prepaid expenses and other assets	0.6	0.1
Accounts payable	(0.7)	(0.8)
Other accrued liabilities	3.4	(0.9)
Long-term assets and long-term liabilities	(2.9)	0.9
Other	-	(0.4)
Net cash used for operating activities	(8.7)	(15.1)

Cash flows from investing activities:
Maturities of marketable securities and other investments	-	11.6
Sales of marketable securities and other investments	0.2	19.7
Purchases of marketable securities and other investments	(4.6)	(9.7)
Net proceeds from (contributions to) restricted cash	(2.6)	2.1
Capital expenditures	(1.7)	(0.5)
Net cash provided by (used for) investing activities	(8.7)	23.2

Cash flows from financing activities:
Principal payments on long-term debt	(1.3)	(1.1)
Borrowings under long-term debt	0.4	-
Treasury stock purchases	-	(20.1)
Net proceeds from refundable deposits	-	0.2
Net cash used for financing activities	(0.9)	(21.0)

Net decrease in cash and cash equivalents	(18.3)	(12.9)
Cash and cash equivalents at beginning of the period	59.6	67.8
Cash and cash equivalents at end of the period	$41.3	$54.9

Supplemental disclosure of cash flow information:
Interest paid	$3.9	$4.1

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K.  Any capitalized terms used but not defined in these Condensed Notes to Unaudited Consolidated Financial Statements are defined in the “Glossary of Defined Terms” contained in Appendix A.  All references to the “Company” include MAXXAM Inc. and its consolidated majority and wholly owned subsidiaries, unless otherwise noted or the context indicates otherwise.  All references to specific entities refer to the respective companies and their consolidated subsidiaries, unless otherwise specified or the context indicates otherwise.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial position of the Company at March 31, 2009, the condensed consolidated results of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated cash flows for the three months ended March 31, 2009 and 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s two operating segments incurred operating losses in 2007 and 2008 and weak real estate market conditions have continued into the first quarter of 2009.  In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills, Mirada and Palmas real estate developments.  Commencing in 2007, continuing through 2008 and into 2009, there have been significant declines in real estate demand in areas where the Company operates, due primarily to general economic recessions in Puerto Rico and in the United States.  The Company expects the low level of real estate sales activity to continue for some time.  In addition, the Company has material uncertainties as a result of the Bankruptcy Cases (see Note 10).  The unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.  The Company believes that its cash and other resources will be sufficient to fund its working capital requirements for the next twelve months.  Nonetheless, it has implemented cost reduction initiatives and eliminated discretionary spending as appropriate.  Additionally, the Company is attempting to enhance its liquidity through the monetization of certain assets and/or third party financing.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during each period presented.  The Company reviews all significant estimates and evaluates uncertainties affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing such statements with the SEC.  Adjustments made to estimates often relate to improved information not previously available.  Uncertainties are inherent in such estimates and related assumptions; accordingly, actual results could differ materially from estimates.

Some of the more significant estimates, management judgments and uncertainties that, to the extent there are material differences between the estimates and actual results or unfavorable outcomes, could materially affect the Company’s consolidated financial position, results of operations and/or liquidity include:

(i)	the ultimate outcome of the Bankruptcy Cases discussed in Note 10,
(ii)	recoveries, if any, from insurers related to the Wilson actions discussed in Note 9,
(iii)	the ultimate outcome of the tax examinations discussed in Note 7,

(iv)	estimates used to determine projected pension obligations and the expected value of pension plan assets,
(v)	projected future cash flows and estimated fair values used in the evaluation of long-lived assets for possible impairment, and
(vi)	the value of the Company’s investment portfolio.

2.     New Accounting Standards

Effective Date of FASB Statement No. 157

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The Company’s adoption of FSP SFAS No. 157-3 had no impact on the Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market where transactions are not orderly and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not orderly.  This position was effective upon issuance, including prior periods for which financial statements have not been issued.  The Company’s adoption of FSP SFAS No. 157-4 had no impact on the Company’s consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  FSP FAS No. 115-2 is effective for the three months ending June 30, 2009.  The Company is currently evaluating the requirements of this pronouncement and has not determined the impact, if any, that adoption will have on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP FAS No. 107-1 is effective for the three months ending June 30, 2009.  Because FSP FAS No. 107-1 applies only to financial statement disclosures, the Company’s believes adoption will not have a material effect on the Company’s consolidated financial statements.

Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations.  SFAS No. 141(R) replaces FASB Statement No. 141, Business Combinations.  SFAS No. 141(R) retains the purchase method of accounting used in business combinations, but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed.  In addition, the Statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141(R) on January 1, 2009 for acquisitions on or after such date.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies.  Under FSP No. FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.  FSP FAS No. 141(R)-1 is effective beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date.  The impact of the adoption of and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS No. 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 requires the disclosures of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks. FSP FAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company will adopt the new disclosure requirements of FSP FAS No. 132(R)-1 in the fourth quarter of 2009.

3.     Segment Information and Other Items

The Company’s operations are organized and managed as distinct business units that offer different products and services and are managed separately through the Company’s subsidiaries.

The Company currently has two reportable segments (prior to the deconsolidation of the Debtors, it had three).  The current segments are real estate investment and development and racing operations.  The Company evaluates segment performance based on sales, operating income excluding depreciation, depletion and amortization, and income before income taxes.

Sales and operating income (loss) for each reportable segment are presented in the Consolidated Statement of Operations.  The amounts reflected in the “MGI” column represent MGI’s assets, liabilities, general and administrative expenses and other amounts in respect of MGI, on a stand-alone basis (without Palco or any of Palco’s subsidiaries). The amounts reflected in the “Corporate” column represent income, expenses, assets and other amounts not directly attributable to the reportable segments.  The amounts reflected in the “Corporate” column also serve to reconcile the total of the reportable segments’ amounts to totals in the Company’s consolidated financial statements.

The following table presents financial information by reportable segment:

	Reportable Segments
	Real Estate	Racing		MGI	Corporate		Consolidated Total
	(In millions of dollars)
Investment, interest and other income for the three months ended:
March 31, 2009	$-	$-		$-	$(0.2)		$(0.2)
March 31, 2008	0.2	-		-	(2.8)		(2.6)

Selling, general and administrative expense for the three months ended:
March 31, 2009	$2.0	$1.5	(2)	$-	$7.6	(3)	$11.1
March 31, 2008	3.5	2.2		0.5	4.6		10.8
Operating income (loss) for the three months ended:
March 31, 2009	$0.1	$(0.7	) (2)	$-	$(7.6	) (3)	$(8.2)
March 31, 2008	(1.2)	(0.8)		(0.5)	(4.6)		(7.1)

Interest expense for the three months ended (1):
March 31, 2009	$4.1	$-		$-	$-		$4.1
March 31, 2008	4.2	-		-	-		4.2

Depreciation, depletion and amortization for the three months ended:
March 31, 2009	$2.1	$0.4		$-	$-		$2.5
March 31, 2008	2.4	0.4		-	-		2.8

Loss before income taxes for the three months ended:
March 31, 2009	$(4.0)	$(0.7)		$-	$(7.8)		$(12.5)
March 31, 2008	(5.2)	(0.8)		(0.5)	(7.4)		(13.9)

Capital expenditures for the three months ended:
March 31, 2009	$0.1	$1.6		$-	$-		$1.7
March 31, 2008	0.1	0.4		-	-		0.5

Total assets as of:
March 31, 2009	$264.1	$36.3		$-	$88.2		$388.6
December 31, 2008	$267.3	$38.1		$-	$94.9		400.3

___________________________________________

(1)	Interest expense includes amortization of deferred financing costs.
(2)	Includes net business interruption insurance recoveries of $1.4 million related to the damage at Sam Houston Race Park caused by Hurricane Ike (see Note 14).
(3)	Includes $4.0 million for settlement of the Wilson actions.

4.     Cash, Cash Equivalents and Marketable Securities

The following table presents cash, cash equivalents and marketable securities, in the aggregate (in millions):

	March 31, 2009	December 31, 2008
Current:
Cash and cash equivalents	$41.3	$59.6
Marketable securities - other	6.9	2.5
Restricted cash	1.2	0.5
Total current	49.4	62.6

Non-Current:
Marketable securities - auction rate securities (1)	1.5	1.5
Restricted cash and certificates of deposit	5.5	3.6
Total non-current	7.0	5.1
	56.4	67.7
Less: restricted amounts	(6.7)	(4.1)
Total unrestricted cash, cash equivalents and marketable securities	$49.7	$63.6

(1)	Included in other long-term assets and investments on the Consolidated Balance Sheets.

Cash Equivalents

Cash equivalents consist of highly liquid money market instruments with maturities of three months or less from the date of purchase.  As of March 31, 2009 and December 31, 2008, the carrying amounts of the Company’s cash equivalents approximated fair value.

At March 31, 2009 and December 31, 2008, there were cash balances in banks in excess of Federal Depository Insurance Company limits.

Restricted Cash

Restricted cash at March 31, 2009 and December 31, 2008 consisted of the following (in millions):

	March 31, 2009	December 31, 2008

Funds held in escrow for the Palmas Country Club, Inc. notes (see Note 6)	$3.2	$3.3
Certificate of deposit - insurance collateral (see Note 6)	2.0	-
Horsemen custodial accounts	-	0.2
Other	1.5	0.6
Total restricted cash	$6.7	$4.1

Marketable Securities

Marketable securities consist of the following classification of investments (in millions):

	March 31, 2009
	Carrying Value	Aggregate Fair Value	Net Gains in AOCL	Net Losses in AOCL

Debt securities
Maturies of less than one year	$3.2	$3.2	$-	$-
Maturies of one to five years	-	-	-	-
Maturies of greater than five years	1.2	1.2	-	-
Equity securities and other investments	2.5	2.5	-	(1.2)
Auction rate securities	1.5	1.5	-	-
Total	$8.4	$8.4	$-	$(1.2)

	December 31, 2008
	Carrying Value	Aggregate Fair Value	Net Gains in AOCL	Net Losses in AOCL

Equity securities and other investments	$2.5	$2.5	$-	$(1.3)
Auction rate securities	1.5	1.5	-	-
Total	$4.0	$4.0	$-	$(1.3)

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3

Description:

Short-term investments	$6.9	$6.9	$-	$-

Auction rate securities	1.5	-	-	1.5

Total	$8.4	$6.9	$-	$1.5

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in millions):

Auction Rate Securities

Carrying value as of January 1, 2009	$1.5
Settlements	-
Impairment charge included in the Consolidated Statement of Operations	-
Carrying value as of March 31, 2009	$1.5

The Company has used the best available information as of the filing date to estimate the market value of its investment portfolio.  Given the uncertainties in the markets, particularly as it relates to auction rate and equity securities, it is possible the Company’s valuation estimates could change materially in the next year.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The Company did not change its valuation methodology during 2008 or the first quarter of 2009.

5.     Investments in Joint Ventures

The Company has investments in two joint ventures.

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

RMCAL’s development loan (with an outstanding principal balance of $10.5 million at March 31, 2009) matured in March 2009.  RMCAL’s managing partner is engaged in discussions with the lender to renew the facility.  There can be no assurances these efforts will be successful.  While the Company is not obligated under the matured development loan, a foreclosure by the bank could result in the loss of the Company’s investment in RMCAL (carrying value of $4.2 million at March 31, 2009).  The Company has evaluated this investment for impairment as of March 31, 2009 and has concluded, based on current facts and circumstances, that no write-down is appropriate at this time.  The Company will continue to monitor the status of this investment.

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

6.	Debt

Principal amounts of outstanding debt consist of the following (in millions):

	March 31, 2009	December 31, 2008

7.56% Lakepointe Notes due June 8, 2021	$109.5	$110.0
7.03% Motel Notes due May 1, 2018	40.9	41.4
6.08% Beltway Notes due November 9, 2024	27.0	27.2
7.12% PCCI Notes due December 20, 2030	27.7	27.7
Prime + 0.5% EN Facility due October 29, 2011	1.0	0.6
Other notes and contracts, primarily secured by receivables, buildings, real estate and equipment	4.8	4.9
Total principal outstanding	210.9	211.8

Less: Short-term borrowings and current maturities	(6.2)	(6.1)
	$204.7	$205.7

Letters of Credit
The Company’s real estate segment has posted a letter of credit in the amount of $2.0 million at March 31, 2009 to satisfy certain liability insurance policy requirements.  The letter of credit is secured by a $2.0 million certificate of deposit (see Note 4).

Loan Covenants
Certain debt instruments restrict the ability of the Company’s subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

The PCCI Notes are secured by PCCI’s assets, a letter of credit issued by the TDF, and cash reserves being held in escrow by the lender (see Note 4).  PCCI continues to experience operational cash flow shortfalls and, on March 20, 2009 and April 20, 2009, failed to make the letter of credit fee payment owed to TDF under a letter of credit reimbursement agreement.  PCCI is engaged in discussions with TDF in an effort to restructure the letter of credit fee payments and to obtain additional financing to improve PCCI’s current cash flow situation.  There can be no assurances that PCCI will be successful in these efforts.

7.     Income Taxes

The Company had losses before income taxes of $12.5 million for the first quarter of 2009; however, the Company has not recorded any tax benefit during these periods as the Company anticipates an effective tax rate of zero for 2009 (excluding any revisions to tax accounts resulting from changes in facts and circumstances related to the reorganization proceedings of Palco and its subsidiaries). Each period, the Company evaluates appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in that period and those being carried forward.  Based on this evaluation, the Company provided valuation allowances with respect to the deferred tax assets attributable to the losses and credits generated during the three months ended March 31, 2009. These valuation allowances were in addition to the valuation allowances that were provided in prior years.

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

8.     Employee Benefit Plans

The components of pension and other postretirement benefits expense are as follows (in millions):

	Pension Benefits		Medical/Life
	Three Months Ended March 31,
	2009	2008	2009	2008

Components of net periodic benefit costs:
Service cost	$-	$-	$-	$-
Interest cost	0.5	0.5	-	-
Expected return on assets	(0.6)	(0.6)	-	-
Recognized net actuarial loss	0.1	-	-	-
Amortization of prior service costs	-	-	-	-
Net periodic benefit costs	-	(0.1)	-	-
Curtailments, settlements and other		-	-	-
Adjusted net periodic benefit costs	$-	$(0.1)	$-	$-

On July 10, 2008, the Company entered into the PBGC Agreement pursuant to which the Company essentially agreed, among other things, that should the PBGC elect to terminate the Palco Pension Plan in the future, the Company would be liable for any unfunded obligations then outstanding with respect to the Palco Pension Plan.  If such a termination was to be initiated, the Company expects it would first take actions to assume sponsorship of the Palco Pension Plan in order to avoid such termination. The PBGC Agreement terminates on the earliest of (i) its fifth anniversary, (ii) the date the Palco Pension Plan is assumed by the Company, (iii) the date the Palco Pension Plan is terminated under certain standard termination procedures set forth in ERISA, or (iv) the date the Palco Pension Plan is properly merged into another plan in accordance with ERISA and the Internal Revenue Code.  The estimated unfunded termination obligation attributable to the Palco Pension Plan as of December 31, 2008, was approximately $35.0 million based upon an annuity placement interest rate assumption as of such date.

9.     Contingencies

Certain present and former directors and officers of the Company or its subsidiaries are or were defendants in certain of the actions described below. The Company’s charter and bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law, among other things. The Company is obligated to advance defense costs to its officers and directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification.  In addition, the Company’s indemnity obligation can under certain circumstances include amounts other than defense costs, including judgments and settlements.

Forest Products Related Litigation

Cave, Cook and Johnson actions

In November 2002, two similar actions entitled the Cook action and the Cave action were filed in the Superior Court of Humboldt County, California.  The original defendants in these actions included certain of the Debtors, the Company, and various affiliates such as Charles E. Hurwitz, the Company’s Chairman of the Board and Chief Executive Officer.  The Cook action alleges, among other things, that Palco’s logging practices contributed to an increase in flooding along Freshwater Creek (which ran through Palco’s timberlands), resulting in personal injury and damages to the plaintiffs’ properties.  Plaintiffs further allege that in order to have timber harvest plans approved in the affected areas, the defendants engaged in certain unfair business practices.  The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure the watershed is restored.  The Cave action contains similar allegations and requests relief similar to the Cook action, but with respect to the Elk River watershed (a portion of which was contained on Palco’s timberlands).  In October 2005, the Johnson action was filed in Humboldt County Superior Court and contains allegations and requests relief similar to the Cave and Cook actions, also with respect to the Elk River watershed. The original defendants in the Johnson action included certain of the Debtors, the Company and various affiliates such as Mr. Hurwitz.  On February 1, 2008, the plaintiffs settled for nominal amounts the Cave, Cook and Johnson actions as to the Debtor defendants.  The actions are proceeding as to the remaining defendants.  The Company does not believe the resolution of these actions should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Wilson actions

On April 28, 2009, the Company and Mr. Hurwitz reached a settlement (see below) of two December 2006 actions filed against them and certain of the Debtors (which had previously settled).  The first action, the Wilson state action, was filed in the Superior Court of San Francisco, California.  The second action, the Wilson federal action, was filed in the U.S. District Court for the Northern District of California.  The Wilson actions alleged violations of the California False Claims Act and the Federal False Claims Act, respectively, and were qui tam actions (actions ostensibly brought by the government, but on the information and at the instigation of a private individual, who would receive a portion of any amount recovered).  The private individuals proceeded with the suits when the State of California declined to participate in the Wilson state action and the United States declined to participate in the Wilson federal action.

Both suits alleged that the defendants made false claims by submitting to a California agency a sustained yield plan misrepresenting as sustainable the projected harvest yields on timberlands owned by the former forest products subsidiaries.  The remedies being sought were actual damages (essentially based on over $300.0 million of cash and approximately 7,700 acres of timberlands transferred by the United States and California in exchange for various timberlands purchased from Palco and its subsidiaries), as well as treble damages and civil penalties.  The Company announced on April 28, 2009 that a settlement had been reached with the plaintiffs in the Wilson actions.  Under the terms of the settlement, the Company has agreed to pay a total of $4.0 million to settle these matters.  This amount compares to the legal fees the Company estimates it would have incurred in continuing to defend the litigation.  There was no admission of liability by either the Company or Mr. Hurwitz.  This settlement brings an end to these actions against the Company and Mr. Hurwitz.  The $4.0 million settlement has been accrued as of March 31, 2009 and is reflected in the statement of operations for the three months ended March 31, 2009.  The settlement was paid in May 2009.

The Company has incurred significant attorneys’ fees and costs related to the defense and settlement of the Wilson actions.  As of March 31, 2009, such fees and costs were in excess of $20.0 million (of which $11.2 million, including the $4.0 million settlement, is reflected as an accrued liability as of March 31, 2009).  The Company has insurance contracts that provide coverage related to claims against its directors and officers (subject to a $5.0 million deductible), however, the insurers have denied coverage with respect to the Wilson actions.  The Company has filed a lawsuit against its insurers for recovery of such costs, however, there can be no assurance the Company will be successful in its efforts to recover all or any portion of the costs incurred.  No recoveries have been accrued as of March 31, 2009 or December 31, 2008.

Forest Products

Bankruptcy Proceedings

See Note 10 for a discussion of the Bankruptcy Cases, including potential impacts on MAXXAM Parent and its affiliates.

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

10.   Investment in Palco

Deconsolidation of Palco and its Subsidiaries and Potential Impact on the Company and Certain Related Entities

As discussed below, on January 18, 2007, the Debtors - Palco and its subsidiaries - filed for reorganization under Chapter 11 of the Bankruptcy Code.  As a result, the Company deconsolidated the Debtors’ financial results beginning January 19, 2007, and began reporting its investment in the Debtors using the cost method.  The consolidated balance sheets include the Company’s $484.2 million of losses in excess of its investment in the Debtors.

The MRC/Marathon Plan was consummated on July 30, 2008, resulting in the loss entirely of the Company’s indirect equity interests in Palco and its subsidiaries, including Scopac; however, various parties have appealed the matter to the Fifth Circuit.  As a result of uncertainties surrounding the appeal, the Company has not reversed any portion of its investment in the Debtors.  If the MRC/Marathon Plan is upheld by the Fifth Circuit, the Company expects it will reverse all or a significant portion of its investment in the Debtors during the period in which the Fifth Circuit renders its decision.  The reversal of the Company’s losses in excess of its investment in the Debtors would have a material impact on stockholders’ deficit (i.e. would result in a $484.2 million increase to stockholders’ equity).  If the Fifth Circuit overturns the MRC/Marathon Plan or renders an inconclusive decision, the Company will re-evaluate its position based on the facts and circumstances at that time.  The Company cannot predict when the Fifth Circuit will rule or what its decision will be.

The ultimate resolution of the Bankruptcy Cases could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates, including MGHI and/or MGI.  It is possible that the MRC/Marathon Plan could be overturned and unwound as a result of the appeal pending before the Fifth Circuit.  If that occurs, the Company would be required to return the $2.25 million of cash consideration it received when the MRC/Marathon Plan was consummated, MGI would be obligated for certain tax liabilities and Newco’s assumption of the Palco Pension Plan would no longer be effective, among other things.  The estimated unfunded termination obligation attributable to the Palco Pension Plan as of December 31, 2008, was approximately $35.0 million based upon annuity placement interest rate assumptions as of such date.  See Note 8 for a summary of a July 10, 2008 agreement between the Company and the PBGC regarding the Palco Pension Plan.

In addition to the foregoing matters, the consummation of the MRC/Marathon Plan (or the Noteholder Plan, in the event the MRC/Marathon Plan is overturned upon appeal) is expected to result in the utilization of a substantial portion of the Company’s net operating losses and other tax attributes for federal income tax purposes.  The Company is required to record the estimated tax impacts of the MRC/Marathon Plan in its 2008 federal income tax return and, consequently, was required to record the estimated tax impacts of the reorganization in the Company’s 2008 statement of operations.  The income tax accounts as of March 31, 2009 and December 31, 2008, include the estimated tax impacts of the MRC/Marathon Plan.  It is possible the Company’s estimates could change materially in the future should facts and circumstances change.  Moreover, the MRC/Marathon Plan (and the Noteholder Plan) provides for litigation trusts, which could bring claims against the Company and certain of its affiliates.

Bankruptcy Filings
The filing of the Bankruptcy Cases was precipitated by liquidity shortfalls at Palco and Scopac and their resultant inability to make January 2007 interest payments on their respective debt obligations.  As of the Filing Date, Scopac’s indebtedness consisted of the Scopac Timber Notes ($713.8 million principal outstanding as of December 31, 2006) and a line of credit with a group of banks ($36.2 million principal outstanding as of December 31, 2006).  These obligations were each secured by Scopac’s timber, timberlands and timber rights and various related assets.  As of the Filing Date, Palco’s principal indebtedness consisted of a five-year $85.0 million secured term loan  ($84.3 million principal outstanding as of December 31, 2006), and a five-year $60.0 million secured asset-based revolving credit facility ($24.1 million of borrowings outstanding and $13.7 million of letters of credit issued as of December 31, 2006).  Marathon provided both facilities, which were secured by the stock of Palco owned by its parent, MGI, and substantially all of the assets of the Palco Debtors (other than Palco’s equity interest in Scopac).

Filing of Plans of Reorganization
In December 2007, the Bankruptcy Court approved an agreement allowing the Debtors and certain others to file plans of reorganization.  The Debtors subsequently filed the Joint Plan.  As the Debtors did not believe the Joint Plan was eligible to be “crammed down” (forced) on creditors who voted against it, the Palco Debtors as a group and Scopac filed the Alternative Plan.

Two other plans of reorganization were filed.  The first, the MRC/Marathon Plan, was filed by MRC and Marathon.  The second, the Noteholder Plan, was filed by the Indenture Trustee on behalf of the Timber Noteholders.  The MRC/Marathon Plan provided for the Debtors to be reorganized and continued under two new companies, one, Newco, to be owned jointly by MRC and Marathon, and the other to be owned by Marathon, with substantial cash payments to be made to all of the creditor classes other than Marathon.  The Noteholder Plan, which did not address the Palco Debtors, would have effectively resulted in an auction of Scopac’s timberlands to the highest bidder.  The MRC/Marathon Plan provided for the loss entirely of the Company’s indirect equity interests in the Palco Debtors and Scopac; the Noteholder Plan also provided for the loss of the Company’s indirect equity interest in Scopac.

Plan Confirmation and Related Proceedings
On July 8, 2008, the Bankruptcy Court entered the Confirmation Order confirming the MRC/Marathon Plan and denying confirmation of the Noteholder Plan, among other things. On July 11, 2008, the Bankruptcy Court approved the Settlement Agreement described below.  The Indenture Trustee and other parties appealed the Confirmation Order to the Fifth Circuit and requested the Fifth Circuit to stay the Confirmation Order pending appeal.

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

Settlement Agreement
On May 1, 2008, MRC, Marathon, the MAXXAM Entities, and the Palco Debtors entered into the Settlement Agreement.  Scopac was not a party to the Settlement Agreement.  Except as otherwise noted below, the provisions of the Settlement Agreement were effective upon execution by the parties.

As required by the Settlement Agreement, the Palco Debtors withdrew the Joint Plan and the Palco Debtors’ Alternative Plan and the MAXXAM Entities withdrew as co-proponents of the Joint Plan and the two Alternative Plans.  The Settlement Agreement required MRC and Marathon to amend the terms of the MRC/Marathon Plan, among other things, to provide for (i) a cash payment of not less than $520.0 million to the Timber Noteholders in satisfaction of their bankruptcy claims, and (ii) assumption of the Palco Pension Plan by Newco upon consummation of the MRC/Marathon Plan (although item (ii) would no longer be effective were the MRC/Marathon Plan to be overturned and unwound on appeal).  As called for by the Settlement Agreement, the Company received consideration of $2.25 million at the time the MRC/Marathon Plan was consummated.  However, such cash payment would have to be refunded were the MRC/Marathon Plan to be overturned and unwound on appeal.

Pursuant to the provisions of the Settlement Agreement, an indirect wholly-owned subsidiary of the Company in June 2008 required MRC to re-purchase lumber that the subsidiary had previously purchased from Palco.  The subsidiary received $3.9 million at the time of closing and an additional $1.2 million of contingent consideration at the time the MRC/Marathon Plan was consummated.

The MAXXAM Entities granted a release in favor of MRC, Marathon and various related parties.  MRC and Marathon granted a release in favor of the MAXXAM Entities and various related parties.  Subject to certain exceptions relating to Marathon and the MAXXAM Entities, the releases cover any and all claims (a) that MRC, Marathon or the MAXXAM Entities had against any of the released parties, and (b) relating to any of the Debtors or their bankruptcy cases that might thereafter arise.  Effective upon the Bankruptcy Court’s approval of the Settlement Agreement, the MAXXAM Entities, MRC and Marathon released the Palco Debtors and various related parties against any and all claims (a) that the MAXXAM Entities, MRC and Marathon had against any of the released parties (including approximately $40.0 million of intercompany indebtedness owed by the Palco Debtors to the MAXXAM Entities), and (b) relating to any of the Debtors or their bankruptcy cases that might thereafter arise.  Effective upon the consummation of the MRC/Marathon Plan, the Palco Debtors released each other, MRC, Marathon, the MAXXAM Entities and various related parties against any and all claims (a) that the Palco Debtors may have had against any of the released parties, and (b) relating to any of the Debtors or their bankruptcy cases that might thereafter arise. The Settlement Agreement also obligates the Company to indemnify MRC, Marathon, Newco and certain affiliates against certain tax liabilities assessed on such parties subsequent to the reorganization.

11.   Stock-Based Compensation Plans

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

	Three Months Ended March 31,
	2009	2008

Expected volatility	45%	26%
Expected dividends	-	-
Expected term (in years)	7.27	7.44
Risk-free rate	1.67%	2.46%

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

A summary of activity under the Company’s stock option plans during the first three months of 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Fair Value (in millions)

Balance at January 1, 2009	1,052,182	$21.04
Granted	-	-
Exercised	-	-
Forfeited or expired	(32,500)	55.00
Balance at March 31, 2009	1,019,682	$19.96	5.10	$0.1
Exercisable at March 31, 2009	753,197	$19.88	3.90	$0.1

The Company has recognized a liability for stock-based compensation in the amount of $0.1 million at March 31, 2009 and $1.0 million at December 31, 2008.  The decline is the result of a lower market price for the Company’s Common Stock as of March 31, 2009. Total compensation benefit for stock-based payment arrangements for the three months ended March 31, 2009, was $0.8 million.  As of March 31, 2009, total estimated compensation related to non-vested grants (not yet recognized) was $0.4 million, although the Company may ultimately not have to pay all of such amount and the weighted average period over which it is expected to be recognized is 3 years.  During the year ended December 31, 2008, options/SARs with a fair value of less than $0.1 million were exercised, resulting in cash payments of less than $0.1 million (the difference between the market price of the Common Stock on the exercise date and the exercise prices of the options exercised).  There were no options exercised or granted during the three months ended March 31, 2009 or March 31, 2008.

12.   Per Share Information

The weighted average number of shares used to determine basic and diluted earnings per share was:

	Three Months Ended March 31,
	2009	2008 (1) (2)

Weighted average number of common shares outstanding-basic:	4,559,637	5,112,732

Effect of dilution (3):
Conversion of Class A Preferred Stock	-	-
Exercise of stock options	-	-

Weighted average number of common shares outstanding-diluted	4,559,637	5,112,732

(1)
In the second quarter of 2008, a mathematical error was discovered in the calculation of the weighted average number of shares used to determine basic and diluted shares outstanding for the first quarter of 2008.  As a result, earnings per share for the three months ended March 31, 2008 was incorrectly reported as a loss of $2.58 per share, rather than a loss of $2.72 per share.

(2)	In March 2008, MAXXAM Parent purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate cost of $20.1 million
(3)
The Company had a loss for the three months ended March 31, 2009 and 2008.  The Class A Preferred Stock and options were therefore not included in the computation of earnings per share for the period as the effect would be anti-dilutive.  If the Company was required to include dilutive shares in its per share calculations, the number of dilutive shares of Class A Preferred Stock for the three months ended March 31, 2009 and 2008 would be 668,119 and 668,119, respectively, and the number of dilutive options for the three months ended March 31, 2009 and 2008 would be 0 and 280,122, respectively.

13.   Comprehensive Loss

The following table sets forth comprehensive loss (in millions):

	Three Months Ended March 31,
	2009	2008

Net loss	$(12.5)	$(13.9)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments	0.1	(0.9)
Total comprehensive loss	$(12.4)	$(14.8)

14.   Damage to SHRP Facility

On September 13, 2008, Sam Houston Race Park, SHRP’s racing facility in Houston, Texas, was damaged by Hurricane Ike.  As a result of the damage, the live racing meets scheduled for November 2008 through April 2009 were cancelled, although indoor simulcasting continued.

The Company has insurance coverage related to the facility and SHRP’s operations.  The insurance policies provide for the reimbursement of the Company’s cost of repairing or rebuilding the damaged portion of the facility.  The Company’s insurance policies also provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the property damage.  The insurance coverage components are discussed below.

Property Damage
In 2008, the Company received and recognized $4.8 million of insurance proceeds (net of the deductible) related to property damage.  The Company may receive additional recoveries related to property damage; any additional recoveries will be recognized when realized.

Business Interruption
The Company has also received advances of $2.5 million related to business interruption losses incurred and expected to be incurred in 2009 ($1.4 million as of December 31, 2008 and an additional $1.1 million received in January 2009).  The Company believes this amount represents minimum probable insurance recoveries for business interruption to be received related to 2008 and 2009.  The Company recorded loss recoveries of approximately $0.8 million in the fourth quarter of 2008 and $1.4 million in the first quarter of 2009 based on the paid apportioned rate; no gains have been recognized.  The Company continues to provide information to its insurers and their representatives regarding the claim; any additional insurance recoveries will be recognized when realized.

The following table summarizes net impacts reflected in the consolidated statements of operations (in millions):

	Three Months Ended
	March 31, 2009	December 31, 2008

Property damage	$-	$4.8
Business interruption	1.4	0.8

Net impacts reflected in the
statement of operations	$1.4	$5.6

Recoveries not yet recognized	$0.3	$0.6

In April 2009, the Company received additional insurance advances of $2.8 million.  No amounts related to this payment have been recognized as of March 31, 2009.  The planned repairs to the facility are substantially complete and live racing resumed in May 2009.  SHRP’s management continues to work with its insurers and their representatives to resolve the claim.

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

The Company now operates in two primary industries: real estate investment and development, through various subsidiaries and joint ventures and racing operations through SHRP.  MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. Any reference herein to a company includes the subsidiaries of that company unless otherwise noted or the context indicates otherwise.

Consolidated Operations

Selected Operational Data

The following table presents selected financial information for the periods indicated for the Company’s consolidated operations (in millions).

	Three Months Ended March 31,
	2009	2008
	(In millions of dollars)

Sales	$15.7	$21.7
Costs and expenses	(23.9)	(28.8)
Operating loss	(8.2)	(7.1)
Other income (expense)	(0.2)	(2.6)
Interest expense, including amortization of deferred financing costs	(4.1)	(4.2)
Loss before income taxes	(12.5)	(13.9)
Benefit (provision) for income taxes	-	-
Net loss	$(12.5)	$(13.9)

Revenues by segment as a percentage of total:
Real estate	47.1%	41.1%
Racing	52.9%	58.9%
	100.0%	100.0%

Overview of Results of Operations

Sales
Consolidated sales for the three months ended March 31, 2009 were $15.7 million as compared to $21.7 million for the same period in 2008. There were no real estate sales in the first quarter of 2009 (and minimal real estate sales in the first quarter of 2008).  The $6.0 million reduction in sales primarily reflects the continued effect of Hurricane Ike, which resulted in the cancellation of live racing that was scheduled for the first quarter of 2009 at Sam Houston Race Park.  The planned repairs to the Sam Houston Race Park facility are substantially complete and live racing resumed in May 2009.  SHRP management continues to work with its insurers and their representatives to recover property damage and business interruption losses.

Operating Loss
The Company’s consolidated operating losses of $8.2 million for the three months ended March 31, 2009 reflect a $6.4 million charge for additional defense costs and settlement expense related to the Wilson actions.  Operating results for the three months ended March 31, 2009 also include a $0.8 million benefit related to stock-based compensation, as compared to expense of $1.8 million in the first quarter of 2008, resulting from fluctuations in the quoted market price of the Company’s Common Stock and net insurance recoveries of approximately $1.4 million related to business interruption losses at Sam Houston Race Park related to damage caused by Hurricane Ike.

Other Income (expense)
Consolidated investment, interest and other income for the three months ended March 31, 2009, was impacted by reduced earnings due to lower levels of investment and equity method investment losses.  In the first quarter of 2008, the Company recognized an impairment charge of $1.8 million related to the Company’s auction rate securities.

	Three Months Ended March 31,
	2009	2008
	(In millions of dollars)

Money market accounts and other investments	$0.3	$0.6
Auction rate securities	-	(1.8)
Marketable securities	(0.3)	(0.5)
Investments in limited partnerships	-	(1.0)
Joint ventures	(0.2)	-
Other	-	0.1
Investment interest and other income (expense), net	$(0.2)	$(2.6)

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

The following table presents selected operational and financial information for the three months ended March 31, 2009 and 2008, for the Company’s real estate operations.

	Three Months Ended March 31,
	2009	2008
	(In millions of dollars)

Sales:
Real estate:
Fountain Hills	$-	$0.5
Mirada	-	-
Palmas	-	0.1
Total	-	0.6

Resort, commercial and other:
Fountain Hills	0.6	1.0
Palmas	2.2	2.7
Commercial lease properties	4.6	4.6
Other	-	-
Total	$7.4	$8.3

Total sales	$7.4	$8.9

Operating income (loss):
Fountain Hills	$(0.9)	$(0.9)
Mirada	-	(0.1)
Palmas	(2.3)	(3.0)
Commercial lease properties	3.3	3.3
Other	-	(0.5)
Total operating income (loss)	$0.1	$(1.2)

Investment, interest and other income:
Equity in earnings (losses) from real estate joint ventures	$(0.2)	$-
Other	0.2	0.2
	$-	$0.2

Interest expense and amortization of deferred financing costs	(4.1)	(4.2)

Income (loss) before income taxes	$(4.0)	$(5.2)

Sales and Operating Income (Loss)
The low level of real estate sales continued into 2009, reflecting general economic recessions in Puerto Rico and in the United States.  The $1.3 million improvement in real estate operating results for the first quarter of 2009, as compared to the same period a year ago, reflects the impact of cost reduction initiatives, among other things.

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

On September 13, 2008, SHRP’s racing facility in Houston, Texas was damaged by Hurricane Ike.  As a result, the live racing meets scheduled for November 2008 through April 2009 were cancelled, although indoor simulcasting continued while the facility was being repaired.  The planned repairs to the Sam Houston Race Park facility are substantially complete and live racing resumed in May 2009.

The following table presents selected operational and financial information for the three months ended March 31, 2009 and 2008, for the Company’s racing operations.

	Three Months Ended March 31,
	2009	2008
	(In millions of dollars)

Number of live racing days:
Sam Houston Race Park	-	41
Valley Race Park	65	66

Handle:
Sam Houston Race Park:
On-track handle	$25.9	$31.0
Off-track handle	-	66.7
Total	$25.9	$97.7

Valley Race Park:
On-track handle	$5.8	$5.8
Off-track handle	2.5	2.7
Total	$8.3	$8.5

Sales:
Sam Houston Race Park:
Gross pari-mutuel commissions	$5.7	$8.8
Concert revenues	0.1	-
Other revenues	0.5	2.1
Total	6.3	10.9
Valley Race Park:
Gross pari-mutuel commissions	1.5	1.5
Other revenues	0.5	0.4
Total	2.0	1.9
Total sales	$8.3	$12.8

Operating loss:
Sam Houston Race Park	$(0.6)	$(0.6)
Valley Race Park	-	(0.1)
Other	(0.1)	(0.1)
Total operating loss	$(0.7)	$(0.8)

Loss before income taxes	$(0.7)	$(0.8)

        Sales and Operating Loss
Total sales for racing operations for the first quarter of 2009 declined $4.5 million, as compared to the prior year period. The decline was the result of the cancellation of live racing that was scheduled the first quarter of 2009 (due to damage to the facility caused by Hurricane Ike), and declines in pari-mutuel commissions resulting from reduced levels of wagering.  Operating results were essentially flat, reflecting recoveries from insurers for business interruption losses while the Sam Houston Race Park facility was being repaired.

Other Items Not Directly Related to Industry Segments

Corporate
	Three Months Ended March 31,
	2009	2008
	(In millions of dollars)

Corporate expenses, including legal fees	$(4.4)	$(2.8)
Settlement of Wilson actions	(4.0)	-
Stock-based compensation	0.8	(1.8)
Operating loss	(7.6)	(4.6)
Investment, interest and other income (expense)	(0.2)	(2.8)
Loss before income taxes	$(7.8)	$(7.4)

Operating Loss
Corporate operating losses represent general and administrative expenses that are not specifically attributable to the Company’s industry segments and include stock-based compensation expense.  In April 2009, the Company agreed to settle the Wilson actions.  The Corporate segment’s operating losses for the first quarter of 2009 include additional defense and settlement costs related to these matters.  See Note 9.

MGI

	Three Months Ended March 31,
	2009	2008
	(In millions of dollars)

Operating loss	$-	$(0.5)
Loss before income taxes	-	(0.5)

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

Overview

The Company conducts its operations primarily through its subsidiaries.  Certain of the Company’s subsidiaries have secured creditors and those creditors have priority with respect to certain assets and the earnings of such subsidiaries over the claims of general unsecured creditors of the Company and future claimants.

Cash Flow

The following table summarizes certain data related to financial condition and to investing and financing activities of the Company, for the periods presented.

	Real Estate	Racing	MGI	Corporate		Total
	(In millions of dollars)

Debt and credit facilities (excluding intercompany notes)
Short-term borrowings and current maturities of long-term debt:
March 31, 2009	$6.0	$0.2	$-		$-	$6.2
December 31, 2008	5.9	0.2	-		-	6.1

Long-term debt, excluding current maturities and discounts:
March 31, 2009	$204.1	$0.6	$-		$-	$204.7
December 31, 2008	205.0	0.7	-		-	205.7

Cash, cash equivalents, marketable securities and other investments
March 31, 2009
Current restricted amounts	$-	$0.2	$-		$1.0	$1.2
Other current amounts	3.5	4.7	-		40.0	48.2
	3.5	4.9	-		41.0	49.4

Long-term unrestricted investments	-	-	-		1.9	1.9
Long-term restricted amounts	3.5	-	-		2.0	5.5
	$7.0	$4.9	$-		$44.9	$56.8

Changes in cash and cash equivalents

Capital expenditures for the year ended:
March 31, 2009	$0.1	$1.6	$-	$		$1.7
March 31, 2008	0.1	0.4	-		-	0.5

Net proceeds from dispositions of property and investments for the year ended:
March 31, 2009	$-	$-	$-		$-	$-
March 31, 2008	-	-	-		-	-

Borrowings (repayments) of debt and credit facilities, net of financing costs, for the year ended:
March 31, 2009	$(0.9)	$-	$-		$-	$(0.9)
March 31, 2008	(1.1)	-	-		-	(1.1)
Dividends, advances (including interest paid) and tax sharing payments received (paid) for the year ended:
March 31, 2009	$1.2	$-	$-		$(1.2)	$-
March 31, 2008	2.6	4.0	-		(6.6)	-

Operating Activities
The Company used cash of $8.7 million for operations during the three months ended March 31, 2009, reflecting a continued weak real estate market and substantial costs related to the Wilson actions.  In April 2009, the Company agreed to settle the Wilson actions (see Note 9).

Cash used for operating activities for the three months ended March 31, 2008 reflect operating losses at the Company’s subsidiaries and the purchase of lumber and logs from Palco.  These purchases provided Palco with financing in 2008.

Investing Activities
Net cash used for investing activities for the three months ended March 31, 2009, reflect continued capital expenditures at Sam Houston Race Park to repair the damage caused by Hurricane Ike, investments in marketable securities and the purchase of a certificate of deposit in support of a letter of credit required in support of an insurance policy (see Note 6).  Net cash provided by investing activities for the three months ended March 31, 2008, primarily reflects net sales of short-term investments.

Financing Activities
Net cash used for financing activities in the three months ended March 31, 2009, reflects scheduled payments on long term debt.  Net cash used for financing activities in the three months ended March 31, 2008, reflects scheduled payments on long term debt and treasury stock purchases.

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

At March 31, 2009, MAXXAM Parent had no external debt and had unrestricted cash, cash equivalents and marketable securities of $41.9 million.  MAXXAM Parent believes that its cash and other resources will be sufficient to fund its currently estimated working capital requirements for the next twelve months.  With respect to long-term liquidity, MAXXAM Parent believes that its existing cash and other resources will be sufficient to meet its long-term working capital requirements. However, the Company has material uncertainties as a result of the Bankruptcy Cases (see Note 10).

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

Real Estate Operations

At March 31, 2009, the real estate segment had unrestricted cash, cash equivalents and marketable securities and other investments of $3.5 million.  As a result of a continued weak real estate market, managementof the Company’s real estate operations believes that advances from MAXXAM Parent will be required at the Fountain Hills and Mirada developments in 2009.  In addition, PDMPI and its subsidiaries have previously required substantial advances from MAXXAM Parent to fund their operations, and PDMPI and its subsidiaries are expected to again require advances in 2009.  With respect to the segment’s long-term liquidity, real estate management believes that the ability to generate cash from the sale of existing assets, together with the ability to obtain external financing and joint venture partners, should provide sufficient funds to meet its long-term working capital and capital expenditure requirements.

Capital expenditures and real estate improvement and development costs for current projects were $1.4 million for the first three months of 2009 and are expected to be between approximately $3.6 million and $4.6 million for the remainder of 2009, related primarily to continued development and construction costs in the Company’s Eagles Nest development in Fountain Hills. Subject to available resources, the Company’s real estate segment may purchase additional properties and/or seek other investment opportunities from time to time as appropriate opportunities arise.

Racing Operations

At March 31, 2009, the racing segment had unrestricted cash, cash equivalents and other investments of $4.7 million. Capital expenditures for racing operations were $1.6 million for the first three months of 2009 and an additional $2.0 million was incurred in April 2009.  Additional capital expenditures are planned, but the amount cannot be determined until the insurance claim is resolved (see Note 14).  SHRP has previously required advances from MAXXAM Parent to fund the operations and capital expenditures of Sam Houston Race Park and Valley Race Park.  SHRP’s management expects that it will require additional advances from MAXXAM Parent to fund such operations and capital expenditures in the future.  SHRP is experiencing strong competition from Internet wagering and racinos in surrounding states.  Absent favorable gaming legislation, SHRP management expects these factors to continue to adversely affect SHRP’s liquidity.

Subject to available resources, the Company’s racing segment may purchase additional properties and/or seek to expand its operations as appropriate opportunities arise.

MGI

At March 31, 2009, MGI had minimal cash and cash resources.  See Note 10 regarding potential adverse impacts of the Bankruptcy Cases.  No assurance can be given that MGI will have sufficient cash resources to satisfy its obligations, including any arising out of the Bankruptcy Cases.

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

Critical Accounting Policies and Estimates

See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of the Form 10-K for a discussion of the Company’s critical accounting policies.  There have been no material changes to the Company’s critical accounting and estimation policies provided in the Form 10-K.

New Accounting Pronouncements

Effective Date of FASB Statement No. 157

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The Company’s adoption of FSP SFAS No. 157-3 had no impact on the Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market where transactions are not orderly and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not orderly.  This position was effective upon issuance, including prior periods for which financial statements have not been issued.  The Company’s adoption of FSP SFAS No. 157-4 had no impact on the Company’s consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  FSP FAS No. 115-2 is effective for the three months ending June 30, 2009.  The Company is currently evaluating the requirements of this pronouncement and has not determined the impact, if any, that adoption will have on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP FAS No. 107-1 is effective for the three months ending June 30, 2009.  Because FSP FAS No. 107-1 applies only to financial statement disclosures, the Company’s believes adoption will not have a material effect on the Company’s consolidated financial statements.

Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations.  SFAS No. 141(R) replaces FASB Statement No. 141, Business Combinations.  SFAS No. 141(R) retains the purchase method of accounting used in business combinations, but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed.  In addition, the Statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141(R) on January 1, 2009 for acquisitions on or after such date.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies.  Under FSP No. FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.  FSP FAS No. 141(R)-1 is effective beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date.  The impact of the adoption of and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS No. 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires the disclosures of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks. FSP FAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company will adopt the new disclosure requirements of FSP FAS No. 132(R)-1 in the fourth quarter of 2009.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information set forth in Note 9 is incorporated herein by reference.  Also see Note 10 for the status of the Debtors’ reorganization proceedings.

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

The Company has removed the first risk under “Other Risk Factors” as it related to the Wilson actions, which the Company agreed to settle.  See Note 9.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not sold any securities during the past three years.

The Company did not purchase any shares of its Common Stock during the three months ended March 31, 2009.  The Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 6.     EXHIBITS

a.   Exhibits:

10.1	Amendment, dated March 31, 2009, to the Company’s Executive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2009)

10.2
2009 Bonus Criteria adopted on March 31, 2009 for the MAXXAM Chief Executive Officer under the Company’s Executive Bonus Plan , (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2009)

10.3
2009 Bonus Criteria adopted on March 31, 2009 for the MAXXAM President under the Company’s Executive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 7, 2009)

             *31.1       Section 302 Certification of Chief Executive Officer

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

MAXXAM INC.
Date: May 12, 2009	By:	/S/ M. EMILY MADISON
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

Debtors:  Palco, Scopac, and Palco’s other subsidiaries, which filed for reorganization under the Bankruptcy Code

EN Facility:  The $4.2 million facility entered into by two subsidiaries of the Company for the purpose of constructing two homes in the Company’s Fountain Hills development

ERISA:  The Employee Retirement Income Security Act of 1974, as amended from time to time

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

FireRock, LLC:  A 50% owned joint venture which manages a golf course and country club project in Arizona

Fountain Hills:  Fountain Hills, a master-planned residential community located in Fountain Hills, Arizona

FSP FAS No. 107-1: FSP FAS No. 107-1 “Interim Disclosures about Fair Value of Financial Instruments”

FSP FAS No. 115-2: FSP FAS No. 115-2 “Recognition and Presentation of Other-Than-Temporary Impairments”

FSP FAS No. 132(R)-1: FSP FAS No. 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”

FSP FAS No. 141(R)-1: FSP FAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

FSP SFAS No. 157-2: FSP SFAS No. 157-2 “Effective Date of FASB Statement No. 157”

FSP SFAS No. 157-3: FSP SFAS No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”

FSP SFAS No. 157-4: FSP SFAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

Indenture Trustee:  The trustee under the indenture governing the Scopac Timber Notes

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

MGI:  MAXXAM Group Inc., the wholly owned subsidiary of MGHI

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

Palco Debtors:  Palco and its former subsidiaries other than Scopac

Palco Pension Plan:  The Palco Retirement Plan, a defined benefit plan, which was assumed by Newco upon consummation of the MRC/Marathon Plan

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