Form 10-Q
period 2009-06-30
MAXXAM INC
filed 2009-08-11
CIK 63814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding at August 6, 2009: 4,559,637

*Indicates items that the Registrant is allowed (and has chosen) to omit under the disclosure provisions applicable to smaller reporting companies.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share information)

	June 30, 2009	December 31, 2008
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$18.4	$59.6
Marketable securities and other short-term investments	14.6	2.5
Receivables:
Trade, net of allowance for doubtful accounts of $1.0 and $0.9, respectively	1.7	1.5
Other	1.4	1.4
Real estate inventory	2.7	2.7
Prepaid expenses and other current assets	7.1	6.8
Restricted cash	1.4	0.5
Total current assets	47.3	75.0
Property, plant and equipment, net of accumulated depreciation of $113.6 and $108.8, respectively	209.0	210.4
Real estate inventory	60.5	58.1
Deferred income taxes	42.0	41.6
Deferred financing costs	3.9	4.2
Investments in limited partnerships	0.2	0.5
Investments in joint ventures	-	3.8
Other long-term assets and investments	3.3	3.1
Restricted cash and certificates of deposit	4.1	3.6
	$370.3	$400.3
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3.2	$5.4
Short-term borrowings and current maturities of long-term debt	6.3	6.1
Accrued interest	0.8	0.9
Accrued compensation and related benefits	2.3	1.8
Accrued defense costs	2.7	6.1
Accrued taxes	1.2	1.2
Deferred income	2.1	2.9
Other accrued liabilities	8.3	7.1
Total current liabilities	27.7	31.5
Long-term debt, less current maturities	203.6	205.7
Accrued pension and other postretirement benefits	18.8	19.4
Other noncurrent liabilities	45.1	46.5
Losses in excess of investment in Debtors	484.2	484.2
Total liabilities	778.6	787.3
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.50 par value; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock, $0.75 liquidation preference, 668,964 shares issued and 668,119 shares outstanding	0.3	0.3

Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares issued; 4,559,637 shares outstanding	5.0	5.0
Additional paid in capital	225.3	225.3
Accumulated deficit	(458.0)	(435.3)
Accumulated other comprehensive loss	(13.1)	(14.5)
Treasury stock, at cost (shares held; preferred – 845; common – 5,503,722)	(167.8)	(167.8)
Total stockholders’ deficit	(408.3)	(387.0)
	$370.3	$400.3

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of dollars, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)

Sales:
Real estate	$7.4	$9.7	$14.8	$18.6
Racing	11.2	10.7	19.5	23.5
Corporate	-	2.9	-	2.9
	18.6	23.3	34.3	45.0

Cost and expenses:
Cost of sales and operations:
Real estate	3.3	5.0	6.5	9.2
Racing	10.8	10.7	19.3	21.7
Corporate	-	4.1	-	4.1
Selling, general and administrative expenses	7.1	5.5	14.2	16.3
Depreciation, depletion and amortization	2.5	3.1	5.0	5.9
Proceeds on involuntary conversion and net insurance recoveries	(3.1)	-	(4.5)	-
Settlement of Wilson actions	-	-	4.0	-
	20.6	28.4	44.5	57.2

Operating income (loss):
Real estate	0.2	(1.7)	0.3	(2.9)
Racing	0.5	(2.7)	(0.2)	(3.5)
Corporate	(2.7)	(0.2)	(10.3)	(4.8)
Forest products	-	(0.5)	-	(1.0)
	(2.0)	(5.1)	(10.2)	(12.2)

Other income (expense):
Investment, interest and other income (expense), net	(4.0)	(3.2)	(4.2)	(5.8)
Interest expense	(4.0)	(4.0)	(7.9)	(8.1)
Amortization of deferred financing costs	(0.1)	(0.2)	(0.3)	(0.3)
Loss before income taxes	(10.1)	(12.5)	(22.6)	(26.4)
Provision for income taxes	(0.1)	(0.2)	(0.1)	(0.2)
Net loss	$(10.2)	$(12.7)	$(22.7)	$(26.6)

Basic net loss per common and common equivalent share	$(2.24)	$(2.78)	$(4.98)	$(5.50)

Diluted net loss per common and common equivalent share	$(2.24)	$(2.78)	$(4.98)	$(5.50)

Weighted average shares outstanding - Basic and Diluted	4,559,637	4,561,237	4,559,637	4,836,984

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(22.7)	$(26.6)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, depletion and amortization	5.0	5.9
Non-cash stock-based compensation expense	0.3	(1.6)
Net losses from investments	0.8	6.9
Amortization of deferred financing costs	0.3	0.3
Equity (income) losses in joint ventures	4.6	(0.1)
Gain on involuntary conversion of property	(0.7)	-
Increase (decrease) in cash resulting from changes in:
Receivables	(0.2)	0.6
Inventories	-	(0.9)
Prepaid expenses and other assets	(0.3)	0.2
Accounts payable	(2.2)	(2.7)
Accrued taxes	(0.4)	(0.3)
Other accrued liabilities	(2.7)	3.0
Long-term assets and long-term liabilities	(5.6)	(1.8)
Net cash used for operating activities	(23.8)	(17.1)

Cash flows from investing activities:
Proceeds on involuntary conversion of property	0.7	-
Maturities of marketable securities and other investments	-	11.6
Sales of marketable securities and other investments	2.5	26.5
Purchases of marketable securities and other investments	(13.8)	(9.1)
Net proceeds from (contributions to) restricted cash	(1.4)	0.6
Capital expenditures	(3.6)	(2.1)
Net cash provided by (used for) investing activities	(15.6)	27.5

Cash flows from financing activities:
Principal payments on long-term debt	(2.9)	(2.5)
Borrowings under long-term debt	1.0	-
Treasury stock purchases	-	(20.1)
Net proceeds from refundable deposits	0.1	0.4
Net cash used for financing activities	(1.8)	(22.2)

Net decrease in cash and cash equivalents	(41.2)	(11.8)
Cash and cash equivalents at beginning of the period	59.6	67.8
Cash and cash equivalents at end of the period	$18.4	$56.0

Supplemental disclosure of cash flow information:
Interest paid	$8.0	$8.1

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

The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial position of the Company at June 30, 2009, the condensed consolidated results of operations for the three months and six months ended June 30, 2009 and 2008, and the condensed consolidated cash flows for the six months ended June 30, 2009 and 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s two operating segments incurred operating losses in 2007 and 2008 and weak real estate market conditions have continued into the first half of 2009.   In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills (located near Phoenix, Arizona), Mirada (located in California) and Palmas (located in Puerto Rico) real estate developments. Commencing in 2007 and continuing through 2008 and into 2009, there have been significant declines in real estate demand in areas where the Company operates, due primarily to general economic recessions in Puerto Rico and in the United States.  The economic recession has particularly affected the Company’s real estate business as its real estate developments are predominately second home or seasonal home communities and it will likely take longer for these markets to recover.  The Company has had no real estate sales since June 2008 and the Company anticipates demand for its real estate will continue to be adversely affected for some time.  There has also been a steady decline in resort revenues at the Company’s Palmas development (located in Puerto Rico) attributable to lower member spending and a high member attrition rate, reflecting the impact of the economic recession in Puerto Rico.  In addition, the Company has material uncertainties as a result of the Bankruptcy Cases (see Note 10).  The unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.  The Company believes that its cash and other resources will be sufficient to fund its working capital requirements for the next twelve months.  Nonetheless, it has implemented cost reduction initiatives and is continuing efforts to reduce overhead and discretionary spending as appropriate.  Additionally, the Company is attempting to enhance its liquidity through the monetization of certain assets and/or third party financing.

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

The Company’s financial instruments include cash and short-term investments, noncurrent investments in auction rate securities, accounts receivable, accounts payable, other accrued liabilities and debt. Except as described in Note 4, the estimated fair value of such financial instruments at June 30, 2009 approximates their carrying value as reflected in the condensed consolidated balance sheet.

The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates.  At June 30, 2009, the estimated fair value of current and long-term debt was $208.7 million.

Subsequent Events

The Company has evaluated subsequent events through August 11, 2009, the date of issuance of these condensed consolidated financial statements.

2.     New Accounting Standards

Effective Date of FASB Statement No. 157

In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements had not yet been issued. The Company’s adoption of FSP SFAS No. 157-3 had no impact on the Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market where transactions are not orderly and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not orderly.  This position was effective upon issuance, including prior periods for which financial statements had not yet been issued.  The Company’s adoption of FSP SFAS No. 157-4 had no impact on the Company’s consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  FSP SFAS No. 115-2 is effective for the three months ending June 30, 2009.  The Company’s adoption of FSP SFAS No. 115-2 had no impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP SFAS No. 107-1 is effective for the three months ending June 30, 2009.  Because FSP SFAS No. 107-1 applies only to financial statement disclosures, adoption did not have a material effect on the Company’s consolidated financial statements.

Business Combinations

       In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations.  SFAS No. 141(R) replaces FASB Statement No. 141, Business Combinations.  SFAS No. 141(R) retains the purchase method of accounting used in business combinations, but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed.  In addition, the Statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141(R) on January 1, 2009 for any acquisitions on or after such date.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies.  Under FSP No. SFAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.  FSP SFAS No. 141(R)-1 is effective beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date.  The impact of the adoption of and FSP SFAS 141(R)-1 will depend on the nature of any acquisitions completed after the date of adoption.

Employers’ Disclosures about Postretirement Benefit Plan Assets

           In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  FSP SFAS No. 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP SFAS No. 132(R)-1 requires the disclosures of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks.  FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company will adopt the new disclosure requirements of FSP SFAS No. 132(R)-1 in the fourth quarter of 2009.

Subsequent Events

During the second quarter of 2009, the Company adopted SFAS No. 165, Subsequent Events, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.

    The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (as amended)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (as amended).  SFAS No. 168 makes the FASB Accounting Standards Codification the single source of authoritative nongovernmental U.S. GAAP.  The Codification is not intended to change GAAP, however, it will represent a significant change in researching issues and referencing U.S. GAAP in financial statements and accounting policies.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Sales and operating income (loss) for each reportable segment are presented in the Condensed Consolidated Statements of Operations.  The following table sets forth other financial information regarding the Company’s reportable segments.  The amounts reflected in the “MGI” column represent MGI’s assets, liabilities, general and administrative expenses and other amounts in respect of MGI, on a stand-alone basis (without Palco or any of Palco’s subsidiaries).  The amounts reflected in the “Corporate” column represent income, expenses, assets and other amounts not directly attributable to the reportable segments.  The amounts reflected in the “Corporate” column also serve to reconcile the total of the reportable segments’ amounts to totals in the Company’s consolidated financial statements.

	Reportable Segments							Consolidated
	Real Estate		Racing		MGI	Corporate		Total
	(In millions of dollars)
Investment, interest and other income for the three months ended:
June 30, 2009	$(3.9	)(1)	$-		$-	$(0.1)		$(4.0)
June 30, 2008	(1.2)		-		-	(2.0)		(3.2)

Investment, interest and other income for the six months ended:
June 30, 2009	$(3.9	)(1)	$-		$-	$(0.3)		$(4.2)
June 30, 2008	(1.0)		-		-	(4.8)		(5.8)

Selling, general and administrative expense for the three months ended:
June 30, 2009	$2.0		$2.5		$-	$2.6	(2)	$7.1
June 30, 2008	3.9		2.2		0.5	(1.1	)(2)	5.5

Selling, general and administrative expense for the six months ended:
June 30, 2009	$4.0		$4.0		$-	$10.2	(2)(3)	$18.2
June 30, 2008	7.4		4.4		1.0	3.5	(2)	16.3

Operating income (loss) for the three months ended:
June 30, 2009	$0.2		$0.5	(4)	$-	$(2.7	)(2)(3)	$(2.0)
June 30, 2008	(1.7)		(2.7)		(0.5)	(0.2	)(2)	(5.1)

Operating income (loss) for the six months ended:
June 30, 2009	$0.3		$(0.2	)(4)	$-	$(10.3	)(2)(3)	$(10.2)
June 30, 2008	(2.9)		(3.5)		(1.0)	(4.8	)(2)	(12.2)

Interest expense for the three months ended (5):
June 30, 2009	$(4.1)		$-		$-	$-		$(4.1)
June 30, 2008	(4.2)		-		-	-		(4.2)

Interest expense for the six months ended (5):
June 30, 2009	$(8.2)		$-		$-	$-		$(8.2)
June 30, 2008	(8.4)		-		-	-		(8.4)
___________________________________________
Table and Notes continued on next page

	Reportable Segments							Consolidated
	Real Estate		Racing		MGI	Corporate		Total
	(In millions of dollars)
Depreciation, depletion and amortization for the three months ended:
June 30, 2009	$1.9		$0.5		$-	$0.1		$2.5
June 30, 2008	2.5		0.5		-	0.1		3.1

Depreciation, depletion and amortization for the six months ended:
June 30, 2009	$4.0		$0.9		$-	$0.1		$5.0
June 30, 2008	4.9		0.9		-	0.1		5.9

Loss before income taxes for the three months ended:
June 30, 2009	$(7.8	)(1)	$0.5	(4)	$-	$(2.8)		$(10.1)
June 30, 2008	(7.1)		(2.7)		(0.5)	(2.2)		(12.5)

Loss before income taxes for the six months ended:
June 30, 2009	$(11.8	)(1)	$(0.2	)(4)	$-	$(10.6	)(3)	$(22.6)
June 30, 2008	(12.3)		(3.5)		(1.0)	(9.6)		(26.4)

Capital expenditures for the six months ended:
June 30, 2009	$0.1		$3.5		$-	$-		$3.6
June 30, 2008	0.5		1.6		-	-		2.1

Total assets as of:
June 30, 2009	$258.5		$37.7		$-	$74.1		$370.3
December 31, 2008	267.3		38.1		-	94.9		400.3
___________________________________________

(1)	Includes an impairment charge of $4.1 million related to RMCAL (see Note 5).
(2)
Includes stock-based compensation expense of $0.5 million and a benefit of $0.3 million for the three months and six months ended June 30, 2009, respectively, and a benefit of $3.4 million and $1.6 million for the three months and six months ended June 30, 2008, respectively.

(3)	Includes $4.0 million for settlement of the Wilson actions (see Note 9).
(4)
Includes an aggregate $3.1 million and $4.5 of insurance recoveries during the three months and six months ended June 30, 2009, respectively, related to the damage at Sam Houston Race Park caused by Hurricane Ike (see Note 14).

(5)	Interest expense includes amortization of deferred financing costs.

4.     Cash, Cash Equivalents and Marketable Securities

The following table presents cash, cash equivalents and marketable securities, in the aggregate (in millions):

	June 30, 2009	December 31, 2008
Current:
Cash and cash equivalents	$18.4	$59.6
Marketable securities - other	14.6	2.5
Restricted cash	1.4	0.5
Total current	34.4	62.6

Non-Current:
Marketable securities - auction rate securities (1)	1.7	1.5
Restricted cash and certificates of deposit	4.1	3.6
Total non-current	5.8	5.1
	40.2	67.7
Less: restricted amounts	(5.5)	(4.1)
Total unrestricted cash, cash equivalents and marketable securities	$34.7	$63.6

___________________________________________
(1)	Included in other long-term assets and investments on the Condensed Consolidated Balance Sheets.

Cash Equivalents

Cash equivalents consist of highly liquid money market instruments with maturities of three months or less from the date of purchase.  As of June 30, 2009 and December 31, 2008, the carrying amounts of the Company’s cash equivalents approximated fair value.

At June 30, 2009 and December 31, 2008, there were cash balances in banks in excess of Federal Depository Insurance Company limits.

Restricted Cash

Restricted cash at June 30, 2009 and December 31, 2008 consisted of the following (in millions):

	June 30, 2009	December 31, 2008

Funds held in escrow for the Palmas Country Club, Inc. notes (see Note 6)	$1.8	$3.3
Certificate of deposit - insurance collateral (see Note 6)	2.0	-
Horsemen custodial accounts	-	0.2
Other	1.7	0.6
Total restricted cash	$5.5	$4.1

Marketable Securities

Marketable securities consist of the following classification of investments (in millions):

	June 30, 2009
	Carrying Value	Aggregate Fair Value	Net Gains in AOCL	Net Losses in AOCL

Debt securities - Corporate Bonds:
Maturities of less than one year	$6.4	$6.4	$-	$-
Maturities of one to five years	1.0	1.0	-	-
Maturities of greater than five years	1.6	1.6	0.2	-
Equity securities and mutual fund investments	5.6	5.6	-	(0.3)
Auction rate securities	1.7	1.7	0.2	-
Total	$16.3	$16.3	$0.4	$(0.3)

	December 31, 2008
	Carrying Value	Aggregate Fair Value	Net Gains in AOCL	Net Losses in AOCL

Equity securities and other investments	$2.5	$2.5	$-	$(1.3)
Auction rate securities	1.5	1.5	-	-
Total	$4.0	$4.0	$-	$(1.3)

Fair Value Hierarchy

SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

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

       The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The Company did not change its valuation methodology during 2008 or the first six months of 2009.

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3

Description:

Short-term marketable securities	$14.6	$14.6	$-	$-

Auction rate securities	1.7	-	-	1.7

Total	$16.3	$14.6	$-	$1.7

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in millions):

Auction Rate Securities

Carrying value as of January 1, 2009	$1.5
Settlements	-
Impairment charge included in the Consolidated Statement of Operations	-
Amount included in Accumulated Other Comprehensive Income (Loss)	0.2
Carrying value as of June 30, 2009	$1.7

In prior quarters, based on valuation models and an analysis of other-than-temporary impairment factors, the Company recorded other-than-temporary-impairments of its auction rate securities in the Condensed Statement of Operations.  The Company intends to sell these securities and believes it is more likely than not that it will sell the securities before the recovery from carrying value to par value occurs.

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

RMCAL Development LP (Mirada Villas)
In April 2004, a subsidiary of the Company and a third party real estate development company formed RMCAL, a joint venture named RMCAL Development LP to develop a residential parcel located in the Company’s Mirada real estate development in Rancho Mirage California.  The Company accounts for the joint venture under the equity method.  In connection with the formation of the joint venture, the Company sold a 50% interest in the parcel for $4.5 million and contributed the remainder of the parcel to the joint venture in return for a 50% interest in the venture.

RMCAL’s development loan (with an outstanding principal balance of $10.5 million at March 31, 2009) matured in March 2009.  During the second quarter of 2009, it became evident RMCAL would require substantial additional capital to continue its business.  In June 2009, the Company agreed to sell its entire interest in RMCAL for a nominal amount, in accordance with a provision in the limited partnership agreement.   Once the transaction closes, the Company will no longer have any ownership interest in the venture.  As a result of these developments, the Company recorded a $4.1 million impairment charge in the second quarter of 2009 related to this investment.

FireRock, LLC
A subsidiary of the Company holds a 50% interest in a joint venture named FireRock, LLC, which was formed to develop an 808-acre area in Fountain Hills called FireRock.  The Company accounts for the joint venture under the equity method.  The development is a residential, golf-oriented, upscale master-planned community.  Lot sales concluded in 2004, but the venture continues to own and operate the country club located in the development.

6.     Debt

Principal amounts of outstanding debt consist of the following (in millions):

	June 30, 2009	December 31, 2008

7.56% Lakepointe Notes due June 8, 2021	$109.1	$110.0
7.03% Motel Notes due May 1, 2018	40.4	41.4
6.08% Beltway Notes due November 9, 2024	26.9	27.2
7.12% PCCI Notes due December 20, 2030	27.4	27.7
Prime + 0.5% EN Facility due October 29, 2011	1.6	0.6
Other notes and contracts, primarily secured by receivables, buildings, real estate and equipment	4.5	4.9
Total principal outstanding	209.9	211.8

Less: Short-term borrowings and current maturities	(6.3)	(6.1)
	$203.6	$205.7

Letters of Credit
The Company’s real estate segment has posted a letter of credit in the amount of $2.0 million at June 30, 2009 to satisfy certain liability insurance policy requirements.  The letter of credit is secured by a $2.0 million certificate of deposit (see Note 4).

Loan Covenants
Certain debt instruments restrict the ability of some Company subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

The PCCI Notes are secured by PCCI’s assets, a letter of credit issued by the TDF, and cash reserves being held in escrow by the lender (see Note 4).  PCCI continues to experience operational cash flow shortfalls and during the first six months of 2009 failed to pay the letter of credit fees owed to TDF under a letter of credit reimbursement agreement.  During the first six months of June 2009, $1.5 million of the funds held in escrow were released to (i) pay interest and principal on the PCCI Notes, (ii) pay the overdue letter of credit fees to TDF and (iii) pay property insurance premiums.  In July 2009, an additional $0.5 million of the funds held in escrow were released to (i) pay interest on the PCCI Notes and (ii) PCCI for operating purposes.  PCCI anticipates it will not have sufficient operational cash flow to pay PCCI’s debt obligations.  PCCI is engaged in discussions with TDF in an effort to obtain additional financing to improve PCCI’s cash flow situation.  There can be no assurances that PCCI will be successful in these efforts.

7.     Income Taxes

The Company had losses before income taxes of $22.6 million for the first six months of 2009; however, the Company has not recorded any tax benefit during these periods as the Company anticipates an effective tax rate of zero for 2009 (excluding any revisions to tax accounts resulting from changes in facts and circumstances related to the reorganization proceedings of Palco and its subsidiaries – see Note 10).  Each period, the Company evaluates appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in that period and those being carried forward.  Based on this evaluation, the Company provided valuation allowances with respect to the deferred tax assets attributable to the losses and credits generated during the six months ended June 30, 2009.  These valuation allowances were in addition to the valuation allowances that were provided in prior years.

The Company has unrecognized tax benefits associated with net operating losses and capital losses. These unrecognized tax benefits, if recognized, would not be expected to affect the effective tax rate because it is expected that valuation allowances would be required in respect of the related tax benefits.

The Company files U.S. federal income tax returns as well as income tax returns in various states and Puerto Rico.  The tax years of 2005 to 2008 remain open to examination by the United States taxing jurisdictions and the tax years 2004 to 2008 remain open to examination by the Puerto Rican taxing jurisdiction.  Additionally, any net operating losses that were generated in prior years and utilized in subsequent years may also be subject to examination by the taxing authorities.  Taxing authorities are auditing tax returns related to one of the Company’s subsidiaries and this audit could result in assessments of additional taxes.  The Company’s subsidiary believes it has substantial defenses to the questions being raised and will pursue all legal remedies should an acceptable resolution not be reached.  However, resolution of this matter involves uncertainties and there can be no assurance the outcome will be favorable.

8.     Employee Benefit Plans

The components of pension and other postretirement benefits expense are as follows (in millions):

	Pension Benefits		Medical/Life		Pension Benefits		Medical/Life
	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Components of net periodic benefit costs:
Service cost	$-	$-	$0.1	$-	$-	$-	$0.1	$-
Interest cost	0.4	0.4	0.1	0.1	0.9	0.9	0.1	0.1
Expected return on assets	(0.4)	(0.5)	-	-	(1.0)	(1.1)	-	-
Recognized net actuarial loss	-	-	-	-	0.1	-	-	-
Amortization of prior service costs	-	-	(0.1)	-	-	-	(0.1)	-
Net periodic benefit costs	-	(0.1)	0.1	0.1	-	(0.2)	0.1	0.1
Curtailments, settlements and other	-	-	-	-	-	-	-	-
Adjusted net periodic benefit costs	$-	$(0.1)	$0.1	$0.1	$-	$(0.2)	$0.1	$0.1

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

Both suits alleged that the defendants made false claims by submitting to a California agency a sustained yield plan misrepresenting as sustainable the projected harvest yields on timberlands owned by the former forest products subsidiaries.  The remedies being sought were actual damages (essentially based on over $300.0 million of cash and approximately 7,700 acres of timberlands transferred by the United States and California in exchange for various timberlands purchased from Palco and its subsidiaries), as well as treble damages and civil penalties.  The Company announced on April 28, 2009 that a settlement had been reached with the plaintiffs in the Wilson actions.  Under the terms of the settlement, the Company agreed to pay a total of $4.0 million to settle these matters.  This amount compares to the legal fees the Company estimates it would have incurred in continuing to defend the litigation.  There was no admission of liability by either the Company or Mr. Hurwitz.  This settlement brings an end to these actions against the Company and Mr. Hurwitz.  The $4.0 million settlement was accrued as of March 31, 2009 and reflected in the statement of operations for the three months ended March 31, 2009.  The settlement amount was paid in May 2009.

The Company has incurred significant attorneys’ fees and costs related to the defense and settlement of the Wilson actions.  As of June 30, 2009, such fees and costs were in excess of $20.0 million (of which $2.5 million, is reflected as an accrued liability as of June 30, 2009).  The Company has insurance contracts that provide coverage related to claims against its directors and officers (subject to a $5.0 million deductible), however, the insurers have denied coverage with respect to the Wilson actions.  The Company has filed a lawsuit against its insurers for recovery of such costs, however, there can be no assurance the Company will be successful in its efforts to recover all or any portion of the costs incurred.  No recoveries have been accrued as of June 30, 2009 or December 31, 2008.

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

10.   Investment in Palco

Deconsolidation of Palco and its Subsidiaries and Potential Impact on the Company

As discussed below, on January 18, 2007, the Debtors - Palco and its subsidiaries - filed for reorganization under Chapter 11 of the Bankruptcy Code.  As a result, the Company deconsolidated the Debtors’ financial results beginning January 19, 2007, and began reporting its investment in the Debtors using the cost method.  The consolidated balance sheets include the Company’s $484.2 million of losses in excess of its investment in the Debtors; this investment balance includes obligations attributable to the Palco Pension Plan (see Note 8).

The MRC/Marathon Plan was consummated on July 30, 2008, resulting in the loss entirely of the Company’s indirect equity interests in Palco and its subsidiaries, including Scopac; however, various parties have appealed the matter to the Fifth Circuit.  As a result of uncertainties surrounding the appeal, the Company has not reversed any portion of its investment in the Debtors.  If the MRC/Marathon Plan is upheld by the Fifth Circuit, the Company expects it will reverse all or a significant portion of its investment in the Debtors during the period in which the Fifth Circuit renders its decision.  The reversal of the Company’s losses in excess of its investment in the Debtors would have a material impact on stockholders’ deficit (i.e. would result in a substantial increase to stockholders’ equity).  If the Fifth Circuit overturns the MRC/Marathon Plan or renders an inconclusive decision, the Company will re-evaluate its position based on the facts and circumstances at that time.  The Company cannot predict when the Fifth Circuit will rule or what its decision will be.

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

In addition to the foregoing matters, the consummation of the MRC/Marathon Plan (or the Noteholder Plan, in the event the MRC/Marathon Plan is overturned upon appeal) is expected to result in the utilization of a substantial portion of the Company’s net operating losses and other tax attributes for federal income tax purposes.  The Company is required to record the estimated tax impacts of the MRC/Marathon Plan in its 2008 federal income tax return and, consequently, was required to record the estimated tax impacts of the reorganization in the Company’s 2008 statement of operations.  The income tax accounts as of June 30, 2009 and December 31, 2008, include the estimated tax impacts of the MRC/Marathon Plan.  It is possible the Company’s estimates could change materially in the future should facts and circumstances change.

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

Filing of Plans of Reorganization
In December 2007, the Bankruptcy Court approved an agreement allowing the Debtors and certain others to file plans of reorganization.  The Debtors subsequently filed the Joint Plan.  As the Debtors did not believe the Joint Plan was eligible to be “crammed down” (forced) on creditors who voted against it, the Palco Debtors as a group and Scopac each filed the alternative plan of reorganization.

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

Following the Fifth Circuit’s denial of the request for a stay of the Confirmation Order, the MRC/Marathon Plan closed on July 30, 2008 and the Debtors emerged from bankruptcy.  The consummation of the MRC/Marathon Plan resulted in the loss entirely of the Company’s indirect equity interest in Palco and its subsidiaries, including Scopac.  Oral arguments on the appeal by the Indenture Trustee and others of the Confirmation Order were heard in October 2008, but the Fifth Circuit has not yet ruled.  There can be no assurance that the MRC/Marathon Plan will not be overturned by the Fifth Circuit.  The outcome of the appeal is impossible to predict and, as noted above, an adverse decision would likely have a material adverse effect on the business of the Debtors, on the interests of creditors and the Company and certain of its affiliates.

Settlement Agreement
On May 1, 2008, MRC, Marathon, the MAXXAM Entities, and the Palco Debtors entered into the Settlement Agreement.  Scopac was not a party to the Settlement Agreement.  Except as otherwise noted below, the provisions of the Settlement Agreement were effective upon execution by the parties.

As required by the Settlement Agreement, the Palco Debtors withdrew the Joint Plan and the Palco Debtors’ alternative plan of reorganization and the MAXXAM Entities withdrew as co-proponents of the Joint Plan and the alternative plans of reorganization of the Palco Debtors and Scopac.  The Settlement Agreement required MRC and Marathon to amend the terms of the MRC/Marathon Plan, among other things, to provide for (i) a cash payment of not less than $520.0 million to the Timber Noteholders in satisfaction of their bankruptcy claims, and (ii) assumption of the Palco Pension Plan by Newco upon consummation of the MRC/Marathon Plan (although item (ii) would no longer be effective were the MRC/Marathon Plan to be overturned and unwound on appeal).  As called for by the Settlement Agreement, the Company received consideration of $2.25 million at the time the MRC/Marathon Plan was consummated.  However, such cash payment would have to be refunded were the MRC/Marathon Plan to be overturned and unwound on appeal.

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

	Six Months Ended June 30,
	2009	2008

Expected volatility	48%	25%
Expected dividends	-	-
Expected term (in years)	7.34	7.31
Risk-free rate	2.54%	3.30%

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

A summary of activity under the Company’s stock option plans during the first six months of 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Fair Value (in millions)

Balance at January 1, 2009	1,052,182	$21.04
Granted	3,000	11.73
Exercised	-	-
Forfeited or expired	(34,300)	55.37
Balance at June 30, 2009	1,020,882	$19.86	4.88	$0.2
Exercisable at June 30, 2009	754,797	$19.82	3.62	$0.2

The Company has recognized a liability for stock-based compensation in the amount of $0.6 million at June 30, 2009 and $1.0 million at December 31, 2008.  The decline is the result of a lower market price for the Company’s Common Stock as of June 30, 2009.  Total compensation benefit for stock-based payment arrangements for the six months ended June 30, 2009, was $0.3 million.  As of June 30, 2009, total estimated compensation related to non-vested grants (not yet recognized) was $0.9 million, although the Company may ultimately not have to pay all of such amount and the weighted average period over which it is expected to be recognized is 3 years.  There were 3,000 options and 2,400 options with a grant date fair value of $0.1 million granted during the second quarter of 2009 and 2008, respectively.  There were no options exercised during the six months ended June 30, 2009 and 2008.

12.   Per Share Information

The weighted average number of shares used to determine basic and diluted earnings per share was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (1)	2009	2008 (1) (2)

Weighted average number of common shares outstanding-basic:	4,559,637	4,561,237	4,559,637	4,836,984

Effect of dilution (3):
Conversion of Class A Preferred Stock	-	-	-	-
Exercise of stock options	-	-	-	-

Weighted average number of common shares outstanding-diluted	4,559,637	4,561,237	4,559,637	4,836,984

___________________________________________

(1)	In March 2008, MAXXAM Parent purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate cost of $20.1 million.
(2)
In the second quarter of 2008, a mathematical error was discovered in the calculation of the weighted average number of shares used to determine basic and diluted shares outstanding for the first quarter of 2008.  As a result, earnings per share for the three months ended March 31, 2008 was incorrectly reported as a loss of $2.58 per share, rather than a loss of $2.72 per share.

(3)
The Company had a loss for the three months and six months ended June 30, 2009 and 2008.  The Class A Preferred Stock and options were therefore not included in the computation of earnings per share for the period as the effect would be anti-dilutive.  If the Company was required to include dilutive shares in its per share calculations, the number of dilutive shares of Class A Preferred Stock for the three months and six months ended June 30, 2009 and 2008 would be 668,119 and 668,119, respectively, and the number of dilutive options for the three months ended June 30, 2009 and 2008 would be 10,285 and 278,247, respectively, and the number of dilutive options for the six months ended June 30, 2009 and 2008 would be 5,143 and 139,124, respectively.

13.   Comprehensive Loss

The following table sets forth comprehensive loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(10.2)	$(12.7)	$(22.7)	$(26.6)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments	(0.7)	0.2	(0.8)	0.2
Total comprehensive loss	$(9.5)	$(12.5)	$(21.9)	$(26.4)

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

Property Damage
In 2008, the Company received and recognized $4.8 million of insurance proceeds (net of the deductible) related to property damage.  In the second quarter of 2009, the Company received and recognized an additional $0.7 million of insurance proceeds related to property damage.  The Company may receive additional recoveries related to property damage; any additional recoveries will be recognized when realized.

Business Interruption
The Company has also received cumulative advances of $4.0 million related to business interruption losses incurred in 2008 and 2009 ($1.4 million as of December 31, 2008, $1.1 million received in January 2009 and additional $1.5 million in April 2009).  The Company believes this amount represents minimum probable insurance recoveries for business interruption to be received related to 2008 and 2009.  The Company recorded loss recoveries of approximately $0.8 million in the fourth quarter of 2008, $1.4 million in the first quarter of 2009 and $1.8 million in the second quarter of 2009, based on the paid apportioned rate; no gains have been recognized.  The Company continues to provide information to its insurers and their representatives regarding the claim; any additional insurance recoveries will be recognized when realized.

The following table summarizes the net impacts reflected in the consolidated statements of operations of the insurance recoveries described above (in millions):

	Three Months Ended
	June 30, 2009	March 31, 2009	December 31, 2008	2009	Inception to Date

Property damage	$0.7	$-	$4.8	$0.7	$5.5
Business interruption	1.8	1.4	0.8	3.2	4.0
Claims preparation	0.6	-	-	0.6	0.6

Net impact reflected in the
statement of operations	$3.1	$1.4	$5.6	$4.5	$10.1

Cash received	$2.8	$1.1	$6.2	$3.9	$10.1

Recoveries not yet recognized	$-	$0.3	$0.6	$-	$-

In April 2009, the Company received additional insurance advances of $0.6 million related to the reimbursement of certain insurance claim preparation costs.

The planned repairs to the grandstand are substantially complete and live racing resumed in May 2009.  SHRP’s management continues to work with its insurers and their representatives to resolve the claim.

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

The Company now operates in two primary industries: real estate investment and development (through various subsidiaries and joint ventures) and racing operations (through SHRP).  MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company.  Any reference herein to a company includes the subsidiaries of that company unless otherwise noted or the context indicates otherwise.

Consolidated Operations

Selected Operational Data

The following table presents selected financial information for the periods indicated for the Company’s consolidated operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions of dollars)

Sales	$18.6	$23.3	$34.3	$45.0
Costs and expenses	(20.6)	(28.4)	(44.5)	(57.2)
Operating loss	(2.0)	(5.1)	(10.2)	(12.2)
Other income (expense)	(4.0)	(3.2)	(4.2)	(5.8)
Interest expense, including amortization of deferred financing costs	(4.1)	(4.2)	(8.2)	(8.4)
Loss before income taxes	(10.1)	(12.5)	(22.6)	(26.4)
Provision for income taxes	(0.1)	(0.2)	(0.1)	(0.2)
Net loss	$(10.2)	$(12.7)	$(22.7)	$(26.6)

Revenues by segment as a percentage of total:
Real estate	39.8%	41.6%	43.1%	41.3%
Racing	60.2%	45.9%	56.9%	52.2%
Corporate	-	12.5%	-	6.5%
	100.0%	100.0%	100.0%	100.0%

Overview of Results of Operations

Sales
Consolidated sales for the three months ended June 30, 2009 were $18.6 million as compared to $23.3 million for the same period in 2008.  The $4.7 million decline is primarily attributable to non-recurring lumber sales in 2008 (that generated revenues of $2.9 million), and the absence of any real estate transactions at any of the Company’s real estate developments in 2009 (there were two real estate sales in the three months ended June 30, 2008 that generated revenues of $1.5 million).

Consolidated sales for the six months ended June 30, 2009, declined $10.7 million, as compared to the same period in the prior year, reflecting no real estate sales transactions in 2009 (compared to three real estate sales that generated sales of $2.1 million for the first six months of 2008), the impacts of Hurricane Ike, which led to the cancellation of live racing that was scheduled in the first quarter of 2009 at Sam Houston Race Park, and non-recurring lumber sales in 2008.

Operating Loss
The Company’s consolidated operating losses of $2.0 million for the three months ended June 30, 2009 include net insurance recoveries of approximately $3.1 million related to damage at Sam Houston Race Park caused by Hurricane Ike and a $0.9 million charge for additional defense costs related to the Wilson actions, partially offset by cost reduction initiatives.  Operating results for the three months ended June 30, 2009 also include a $0.5 million expense related to stock-based compensation, as compared to a benefit of $3.4 million in the second quarter of 2008, resulting from fluctuations in the quoted market price of the Company’s Common Stock.

The Company’s consolidated operating loss improved by $2.0 million for the six months ended June 30, 2009, as compared to the same period in the prior year, reflecting the impact of cost reduction initiatives at the real estate segment and net insurance recoveries of approximately $4.5 million related to damage at Sam Houston Race Park caused by Hurricane Ike, partially offset by the impact of stock-based compensation.

Other Income (expense)
Consolidated investment, interest and other income for the three months and six months ended June 30, 2009, was impacted by reduced earnings due to lower levels of investment and a $4.1 million impairment charge related to the Company’s investment in a California real estate joint venture, RMCAL.  In the three months and six months ended June 30, 2008, the Company recognized an impairment charge of $1.9 million and $3.7 million, respectively, related to the Company’s auction rate securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions of dollars)

Money market accounts and other investments	$0.5	$0.5	$0.8	$1.1
Auction rate securities	-	(1.9)	-	(3.7)
Marketable securities	(0.3)	(2.1)	(0.6)	(2.6)
Investments in limited partnerships	-	0.4	-	(0.6)
Joint ventures	(4.4)	0.1	(4.6)	0.1
Other	0.2	(0.2)	0.2	(0.1)
Investment interest and other income (expense), net	$(4.0)	$(3.2)	$(4.2)	$(5.8)

Real Estate Operations

Industry Overview and Selected Operational Data
       The Company, principally through wholly owned subsidiaries and joint ventures, owns, invests in and develops residential (primarily second home or seasonal home communities) and commercial real estate, primarily in Puerto Rico and Arizona and to a limited extent in California and Texas.  Results of operations between quarterly periods for the Company’s real estate operations are generally not comparable due to the timing of individual real estate sales and cash collections.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the full year. In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills (located near Phoenix, Arizona), Mirada (located in California) and Palmas (located in Puerto Rico) real estate developments.  Commencing in 2007 and continuing through 2008 and into 2009, there have been significant declines in real estate demand in areas where the Company operates, due primarily to general economic recessions in Puerto Rico and in the United States.  The economic recession has particularly affected the Company’s real estate business as the Company’s real estate developments are primarily second home or seasonal home communities and it will likely take these markets longer to recover.  The Company has had no real estate sales since June 2008 and the Company anticipates demand for its real estate will continue to be adversely affected for some time.

There has also been a steady decline in resort revenues at the Company’s Palmas development (located in Puerto Rico) attributable to lower member spending and a high member attrition rate, reflecting the impact of the economic recession in Puerto Rico.

The following table presents selected operational and financial information for the three months and six months ended June 30, 2009 and 2008, for the Company’s real estate operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions of dollars)

Sales:
Real estate:
Fountain Hills	$-	$0.9	$-	$1.4
Mirada	-	0.5	-	0.5
Palmas	-	0.1	-	0.2
Total	-	1.5	-	2.1

Resort, commercial and other:
Fountain Hills	0.7	0.8	1.3	1.8
Palmas	2.0	2.7	4.2	5.4
Commercial lease properties	4.6	4.6	9.2	9.2
Other	0.1	0.1	0.1	0.1
Total	$7.4	$8.2	$14.8	$16.5

Total sales	$7.4	$9.7	$14.8	$18.6

Operating income (loss):
Fountain Hills	$(0.5)	$(0.3)	$(1.4)	$(1.2)
Mirada	(0.1)	(0.1)	(0.1)	(0.2)
Palmas	(2.2)	(3.8)	(4.3)	(6.8)
Commercial lease properties	3.2	3.2	6.5	6.5
Other	(0.2)	(0.7)	(0.4)	(1.2)
Total operating income (loss)	$0.2	$(1.7)	$0.3	$(2.9)

Investment, interest and other income:
Equity in earnings (losses) from real estate joint ventures	$(4.4)	$0.1	$(4.6)	$0.1
Other	0.5	(1.3)	0.7	(1.1)
	$(3.9)	$(1.2)	$(3.9)	$(1.0)

Interest expense and amortization of deferred financing costs	(4.1)	(4.2)	(8.2)	(8.4)

Loss before income taxes	$(7.8)	$(7.1)	$(11.8)	$(12.3)

Sales and Operating Income (Loss)
The Company’s real estate subsidiaries have had no real estate sales in 2009, reflecting the effects of the continuing economic recessions in Puerto Rico and in the United States and limited demand for real estate in Puerto Rico and Arizona.  Additionally, there has also been a steady decline in resort revenues at the Company’s Palmas development (located in Puerto Rico) attributable to lower member spending and a high member attrition rate, reflecting the impact of the economic recession in Puerto Rico.  The $1.9 million and $3.2 million improvement in real estate operating results for the three months and six months ended June 30, 2009, respectively, as compared to the same period a year ago, primarily reflects the impact of cost reduction initiatives.

Other Income (expense)
The three months and six months ended June 30, 2009, reflect a $4.1 million impairment charge related to the Company’s investment in a California real estate joint venture, RMCAL.

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

On September 13, 2008, SHRP’s racing facility in Houston, Texas was damaged by Hurricane Ike.  As a result, the live racing meets scheduled for November 2008 through April 2009 were cancelled, although indoor simulcasting continued while the facility was being repaired.  The planned repairs to the Sam Houston Race Park grandstand are substantially complete and live racing resumed in May 2009.

The following table presents selected operational and financial information for the three months and six months ended June 30, 2009 and 2008, for the Company’s racing operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009	2008
	(In millions of dollars)

Number of live racing days:
Sam Houston Race Park	28		6	28	47
Valley Race Park	5		5	70	71

Handle:
Sam Houston Race Park:
On-track handle	$29.5		$32.0	$55.4	$63.0
Off-track handle	3.4		6.0	3.4	72.7
Total	$32.9		$38.0	$58.8	$135.7

Valley Race Park:
On-track handle	$4.2		$4.0	$10.0	$9.8
Off-track handle	0.2		0.3	2.7	3.0
Total	$4.4		$4.3	$12.7	$12.8

Sales:
Sam Houston Race Park:
Gross pari-mutuel commissions	$6.6		$7.1	$12.3	$15.9
Concert revenues	1.0		0.8	1.1	0.8
Other revenues	2.6		1.7	3.1	3.8
Total	10.2		9.6	16.5	20.5
Valley Race Park:
Gross pari-mutuel commissions	0.9		0.9	2.4	2.4
Other revenues	0.1		0.2	0.6	0.6
Total	1.0		1.1	3.0	3.0
Total sales	$11.2		$10.7	$19.5	$23.5

Operating income (loss):
Sam Houston Race Park	$0.7	(1)	$(2.5)	$0.1 (1)	$(3.1)
Valley Race Park	(0.2)		(0.2)	(0.2)	(0.3)
Other	-		-	(0.1)	(0.1)
Total operating income (loss)	$0.5		$(2.7)	$(0.2)	$(3.5)

Income (loss) before income taxes	$0.5		$(2.7)	$(0.2)	$(3.5)

___________________________________________
(1)	Includes recoveries from insurance of $3.1 million and $4.5 million for the three months and six months ended June 30, 2009, respectively.

Sales and Operating Loss
Total sales for racing operations for the second quarter of 2009 improved $0.5 million, as compared to the prior year period.  The improvement was the result of additional live racing and increased sponsorship revenues, offset by lower overall wagering levels.  Total sales for the first six months of 2009 declined $4.0 million due the absence of live racing in early 2009 and lower overall wagering revenues.  Operating results for the segment include recoveries from insurers for property damages and business interruption losses of $3.1 million and $4.5 million for the three months and six months ended June 30, 2009, respectively.

Other Items Not Directly Related to Industry Segments

Corporate
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions of dollars)

Revenue	$-	$2.9	$-	$2.9
Cost of goods sold	-	(4.1)	-	(4.1)
Loss on lumber sale	-	(1.2)	-	(1.2)
Corporate expenses, including legal fees	(2.2)	(2.4)	(6.6)	(5.2)
Settlement of Wilson actions	-	-	(4.0)	-
Stock-based compensation	(0.5)	3.4	0.3	1.6
Operating loss	(2.7)	(0.2)	(10.3)	(4.8)
Investment, interest and other income (expense)	(0.1)	(2.0)	(0.3)	(4.8)
Loss before income taxes	$(2.8)	$(2.2)	$(10.6)	$(9.6)

Revenue and Cost of Goods Sold
Corporate revenue and cost of goods sold in 2008 resulted from the lumber sales to a third party described in Note 10.  A $1.2 million loss was recognized on the transaction, representing the purchase price of $3.9 million less the cost of $5.1 million.  There were no Corporate revenues in 2009.

Operating Loss
Corporate operating losses represent general and administrative expenses that are not specifically attributable to the Company’s industry segments and include stock-based compensation expense.  In April 2009, the Company agreed to settle the Wilson actions.  The Corporate segment’s operating losses for the six months ended June 30, 2009 include $6.2 million of additional defense and settlement costs related to these matters (see Note 9).

MGI

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions of dollars)

Operating loss	$-	$(0.5)	$-	$(1.0)
Loss before income taxes	-	(0.5)	-	(1.0)

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

Cash Flow

The following table summarizes certain data related to the financial condition, investing activities and financing activities of the Company, for the periods presented.

	Real Estate	Racing	MGI	Corporate	Total
	(In millions of dollars)

Debt and credit facilities (excluding intercompany notes)
Short-term borrowings and current maturities of long-term debt:
June 30, 2009	$6.1	$0.2	$-	$-	$6.3
December 31, 2008	5.9	0.2	-	-	6.1

Long-term debt, excluding current maturities and discounts:
June 30, 2009	$203.0	$0.6	$-	$-	$203.6
December 31, 2008	205.0	0.7	-	-	205.7

Cash, cash equivalents, marketable securities and other investments
June 30, 2009
Current restricted amounts	$-	$0.4	$-	$1.0	$1.4
Other current amounts	3.6	3.7	-	25.7	33.0
	3.6	4.1	-	26.7	34.4

Long-term unrestricted investments	-	-	-	1.9	1.9
Long-term restricted amounts	2.0	-	-	2.1	4.1
	$5.6	$4.1	$-	$30.7	$40.4

Changes in cash and cash equivalents

Capital expenditures for the six months ended:
June 30, 2009	$0.1	$3.5	$-	$-	$3.6
June 30, 2008	0.5	1.6	-	-	2.1

Net proceeds from dispositions of property and investments for the six months ended:
June 30, 2009	$-	$-	$-	$-	$-
June 30, 2008	-	-	-	-	-

Borrowings (repayments) of debt and credit facilities, net of financing costs, for the six months ended:
June 30, 2009	$(1.8)	$(0.1)	$-	$-	$(1.9)
June 30, 2008	(2.5)	-	-	-	(2.5)
Dividends, advances (including interest paid) and tax sharing payments received (paid) for the six months ended:
June 30, 2009	$4.0	$-	$-	$(4.0)	$-
June 30, 2008	6.6	4.0	-	(10.6)	-

Operating Activities
The Company used $23.8 million of cash for operations during the six months ended June 30, 2009, primarily reflecting continued weak real estate markets and $13.6 million in cash payments related to the Wilson actions.  In April 2009, the Company agreed to settle the Wilson actions (see Note 9).  For the first six months of 2009, there were no sales of real estate; the Company expects the limited demand for real estate to continue for some time.  The Company is continuing efforts to reduce overhead and discretionary spending as appropriate.

Cash used for operating activities of $17.1 million for the six months ended June 30, 2008 primarily reflected limited demand for real estate in Puerto Rico and Arizona and cash used to purchase lumber and logs from Palco.  These purchases provided Palco with financing in 2008.

Investing Activities
Net cash of $15.6 million used for investing activities for the six months ended June 30, 2009, reflects continued capital expenditures at Sam Houston Race Park to repair the damage caused by Hurricane Ike, investments in marketable securities and the purchase of a certificate of deposit that secures a letter of credit required in connection with the Company’s liability insurance policies (see Note 6).  Net cash of $27.5 million provided by investing activities for the six months ended June 30, 2008, primarily reflects net sales of short-term investments.

Financing Activities
Net cash of $1.8 million used for financing activities in the six months ended June 30, 2009, reflects scheduled payments on long term debt and additional borrowings under the EN Facility for the construction of two homes (see Note 6).  Net cash of $22.2 million used for financing activities in the six months ended June 30, 2008, reflects scheduled payments on long term debt and treasury stock purchases.

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

At June 30, 2009, MAXXAM Parent had no external debt and had unrestricted cash, cash equivalents and marketable securities of $27.6 million.  MAXXAM Parent believes that its cash and other resources will be sufficient to fund its currently estimated working capital requirements for the next twelve months.  With respect to long-term liquidity, MAXXAM Parent believes that its existing cash and other resources will be sufficient to meet its long-term working capital requirements.  However, the Company has material uncertainties as a result of the Bankruptcy Cases (see Note 10).  Additionally, the Company’s subsidiaries continue to incur operating losses as a result of current economic conditions.  The Company is continuing efforts to reduce overhead and discretionary spending as appropriate.

Although there are no restrictions on the Company’s ability to pay dividends on its capital stock, the Company has not paid any dividends for a number of years and has no present intention to do so.  In March 2008, MAXXAM Parent purchased 687,480 shares of its Common Stock from two institutional holders in a privately negotiated transaction for an aggregate price of $20.1 million.  The Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.

Real Estate Operations

At June 30, 2009, the real estate segment had unrestricted cash, cash equivalents and marketable securities and other investments of $3.6 million.  As a result of a continued weak real estate market, during the second quarter of 2009, its Fountain Hills development borrowed $1.5 million from MAXXAM Parent to improve its working capital position.  Management of the Company’s real estate operations believes that additional advances from MAXXAM Parent will be required at the Fountain Hills and Mirada developments over the next year.  In addition, PDMPI and its subsidiaries have previously required substantial advances from MAXXAM Parent to help fund their operations, and PDMPI and its subsidiaries are expected to again require advances over the next year.  With respect to the segment’s long-term liquidity, real estate management believes that the ability to generate cash from the sale of existing assets, together with the ability to obtain external financing and joint venture partners, should provide sufficient funds to meet its long-term working capital and capital expenditure requirements.

Capital expenditures and real estate improvement and development costs for current projects were $2.4 million for the first six months of 2009 and are expected to be between approximately $1.0 million and $1.5 million for the remainder of 2009, related primarily to continued development and construction costs in the Company’s Eagles Nest development in Fountain Hills.  Subject to available resources, the Company’s real estate segment may purchase additional properties and/or seek other investment opportunities from time to time as appropriate opportunities arise.

Racing Operations

At June 30, 2009, the racing segment had unrestricted cash, cash equivalents and other investments of $3.7 million.  Capital expenditures for racing operations were $3.5 million for the first six months of 2009.  Additional capital expenditures are planned, but the amount cannot be determined until the insurance claim is resolved (see Note 14).  SHRP has previously required advances from MAXXAM Parent to help fund the operations and capital expenditures of Sam Houston Race Park and Valley Race Park.  SHRP’s management expects that it will require additional advances from MAXXAM Parent to help fund its operations and capital expenditures in the future.  SHRP is experiencing strong competition from Internet wagering and racinos in surrounding states.  Absent favorable gaming legislation, SHRP management expects these factors to continue to adversely affect SHRP’s liquidity.

Subject to available resources, the Company’s racing segment may purchase additional properties and/or seek to expand its operations as appropriate opportunities arise.

MGI

At June 30, 2009, MGI had minimal cash and cash resources.  See Note 10 regarding potential adverse impacts of the Bankruptcy Cases.  No assurance can be given that MGI will have sufficient cash resources to satisfy its obligations, including any arising out of the Bankruptcy Cases.

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

In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills (located near Phoenix, Arizona), Mirada (located in California) and Palmas (located in Puerto Rico) real estate developments. Commencing in 2007 and continuing through 2008 and into 2009, there have been significant declines in real estate demand in areas where the Company operates, due primarily to general economic recessions in Puerto Rico and in the United States.  The economic recession has particularly affected the Company’s real estate business as its real estate developments are predominately second home or seasonal home communities and it will likely take longer for these markets to recover.  The Company has had no real estate sales since June 2008 and the Company anticipates demand for its real estate will continue to be adversely affected for some time.

There has also been a steady decline in resort revenues at the Company’s Palmas development (located in Puerto Rico) attributable to lower member spending and a high member attrition rate, reflecting the impact of the economic recession in Puerto Rico.

The real estate segment may, subject to available resources, purchase additional properties and/or seek other investment ventures as appropriate opportunities arise.

Racing Operations

The Company has in the past and intends to continue to vigorously pursue Texas gaming legislation favorable to it.  The regular session of the Texas Legislature that ended in May 2009 did not result in legislation that enhances state revenues through additional forms of gaming.  Nor was any such legislation introduced in a later special legislative session.  The next opportunity for approval of such legislation will be during the regular session of the Texas Legislature that begins in January 2011 or any special legislative session that might be held prior to January 2011.  As some legislation may require the approval of two-thirds of each legislative house and a majority of the Texas voters, no assurance can be given that any such legislation will be enacted or become effective.  Moreover, it is impossible to determine what the provisions of any such legislation would be or whether the Company would be advantaged or disadvantaged by any such legislation.

A subsidiary of the Company, Laredo LLC, has been awarded a license to construct and operate a Class 2 horse racing facility in Laredo, Texas.  As a condition of the award, Laredo LLC was required to comply with certain requirements, including to host simulcast racing no later than July 15, 2009 and to host live racing on a date to be determined by the Racing Commission, which will be no earlier than July 1, 2009.  If these conditions are not met, Laredo LLC may be subject to daily fines.  Although Laredo LLC has not yet begun hosting simulcast racing,  no fines have been assessed to date.

Subject to available resources, the Company’s racing segment may purchase additional properties and/or seek to expand its operations as appropriate opportunities arise.

Critical Accounting Policies and Estimates

See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” of the Form 10-K for a discussion of the Company’s critical accounting policies.  There have been no material changes to the Company’s critical accounting and estimation policies addressed in Item 7 of the Form 10-K.

New Accounting Pronouncements

Effective Date of FASB Statement No. 157

In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements had not yet been issued. The Company’s adoption of FSP SFAS No. 157-3 had no impact on the Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market where transactions are not orderly and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not orderly.  This position was effective upon issuance, including prior periods for which financial statements had not yet been issued.  The Company’s adoption of FSP SFAS No. 157-4 had no impact on the Company’s consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  FSP SFAS No. 115-2 is effective for the three months ending June 30, 2009.  The Company’s adoption of FSP SFAS No. 115-2 had no impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP SFAS No. 107-1 is effective for the three months ending June 30, 2009.  Because FSP SFAS No. 107-1 applies only to financial statement disclosures, adoption did not have a material effect on the Company’s consolidated financial statements.

Business Combinations

       In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations.  SFAS No. 141(R) replaces FASB Statement No. 141, Business Combinations.  SFAS No. 141(R) retains the purchase method of accounting used in business combinations, but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed.  In addition, the Statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141(R) on January 1, 2009 for any acquisitions on or after such date.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies.  Under FSP No. SFAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.  FSP SFAS No. 141(R)-1 is effective beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date.  The impact of the adoption of and FSP SFAS 141(R)-1 will depend on the nature of any acquisitions completed after the date of adoption.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  FSP SFAS No. 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP SFAS No. 132(R)-1 requires the disclosures of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks.  FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company will adopt the new disclosure requirements of FSP SFAS No. 132(R)-1 in the fourth quarter of 2009.

Subsequent Events

During the second quarter of 2009, the Company adopted SFAS No. 165, Subsequent Events, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.

    The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (as amended)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (as amended).  SFAS No. 168 makes the FASB Accounting Standards Codification the single source of authoritative nongovernmental U.S. GAAP.  The Codification is not intended to change GAAP, however, it will represent a significant change in researching issues and referencing U.S. GAAP in financial statements and accounting policies.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has revised the second risk under “Risks Related to Our Racing Operations” to read as follows:

Our two racing facilities would be able to increase their revenues, likely to a substantial degree, were additional forms of gaming to be allowed at our horse and dog racing tracks.  The Company and other industry participants have during prior regular and special sessions of the Texas Legislature pursued legislation that would permit video lottery terminals at Texas tracks.  None of these prior sessions resulted in the passage of such legislation.  The regular session of the Texas Legislature that ended in May 2009 did not result in legislation that enhances state revenues through additional forms of gaming.  Nor was any such legislation introduced in a later special legislative session.  The next opportunity for approval of such legislation will be during the regular session of the Texas Legislature that begins in January 2011 or any special legislative session that might be held prior to January 2011.  As some legislation may require the approval of two-thirds of each legislative house and a majority of the Texas voters, no assurance can be given that any such legislation will be enacted or become effective.  Moreover, it is impossible to determine what the provisions of any such legislation would be or whether the Company would be advantaged or disadvantaged by any such legislation.

The Company has removed the first risk under “Other Risk Factors” as it related to the Wilson actions, which the Company agreed to settle.  See Note 9.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not sold any securities during the past three years.

The Company did not purchase any shares of its Common Stock during the three months ended June 30, 2009.  The Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 27, 2009.  At the meeting, the stockholders reelected Messrs. Cruikshank, Rosenberg, Rosenthal, Friedman and Levin as directors of the Company and approved amendments to the Company’s Executive Bonus Plan and its 2002 Omnibus Employee Incentive Plan.  The results of the voting are shown below.

Nominees for Director

The nominees for election as directors of the Company are listed below, together with voting information for each nominee.  Messrs. Charles E. Hurwitz and Shawn M. Hurwitz continued as directors of the Company.

Nominees for Election by the Holders of Common Stock

Robert J. Cruikshank – 4,258,757 votes for, 42,456 votes withheld and -0- broker non-votes.
Stanley D. Rosenberg – 4,258,876 votes for, 42,337 votes withheld and -0- broker non-votes.
Michael J. Rosenthal – 4,239,748 votes for, 61,465 votes withheld and -0- broker non-votes.

Nominees for Election by the Holders of Common Stock and Class A Preferred Stock

J. Kent Friedman – 10,281,315 votes for, 693,078 votes withheld and -0- broker non-votes.
Ezra G. Levin – 10,261,715 votes for, 712,678 votes withheld and -0- broker non-votes.

Other Items

Proposal to approve an amendment to the Company’s Executive Bonus Plan

Proposal – 9,394,578 votes for, 258,467 votes against and 4,027 broker non-votes.

Proposal to approve an amendment to the Company’s 2002 Omnibus Employee Incentive Plan

Proposal – 9,343,938 votes for, 309,084 votes against and 4,050 broker non-votes.

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

10.4	Amendment, dated April 30, 2009, to the Company’s 2002 Omnibus Employee Incentive Plan (incorporated herein by reference to Appendix B-1 to the Company’s Schedule 14A filed on April 24, 2009)

*	10.5	Form of Rights Agreement under the Company’s 1994 Omnibus Employee Incentive Plan (relating to the grant of stock options with tandem stock appreciation rights)

* 31.1      Section 302 Certification of Chief Executive Officer

* 31.2      Section 302 Certification of Chief Financial Officer

* 32         Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*   Included with this filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the Registrant, respectively.

MAXXAM INC.
Date: August 11, 2009	By:	/S/ M. EMILY MADISON
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

Fountain Hills: Fountain Hills, a master-planned residential community located in Fountain Hills, Arizona

FSP SFAS No. 107-1: FSP SFAS No. 107-1 “Interim Disclosures about Fair Value of Financial Instruments”

FSP SFAS No. 115-2: FSP SFAS No. 115-2 “Recognition and Presentation of Other-Than-Temporary Impairments”

FSP SFAS No. 132(R)-1: FSP SFAS No. 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”

FSP SFAS No. 141(R)-1: FSP SFAS No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”

FSP SFAS No. 157-2: FSP SFAS No. 157-2 “Effective Date of FASB Statement No. 157”

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

Lakepointe Notes: The 7.56% notes of Lakepointe Assets and its subsidiaries due June 8, 2021

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

Palco Debtors: Palco and its former subsidiaries other than Scopac

Palco Pension Plan: The Palco Retirement Plan, a defined benefit plan, which was assumed by Newco upon consummation of the MRC/Marathon Plan

Palmas: Palmas del Mar, a master-planned residential community and resort located on the southeastern coast of Puerto Rico near Humacao

PBGC: The Pension Benefit Guaranty Corporation

PBGC Agreement: The July 10, 2008 agreement between the Company and the PBGC regarding the Palco Pension Plan

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

SFAS No.141R: SFAS No. 141R, “Business Combinations”

SFAS No. 157: SFAS No. 157, “Fair Value Measurements”

SFAS No. 165: SFAS No. 165, “Subsequent Events”

SFAS No. 168:  SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (as amended)”

SHRP: Sam Houston Race Park, Ltd., a wholly owned subsidiary of the Company

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