Form 10-K/A
period 2008-12-31
MAXXAM INC
filed 2009-10-15
CIK 63814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

The Registrant previously filed a Form 10-K/A (Amendment No. 1) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in order to correct an error on the signature page of the original filing.  This Form 10-K/A (Amendment No. 2) is being submitted in order to amend the Form 10-K/A (Amendment No. 1) to include the certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 15.    EXHIBITS

Reference is made to the Index of Exhibits at the end of this Report, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXXAM INC.

Date: October 15, 2009	By:	/s/ M. EMILY MADISON
M. Emily Madison Vice President, Finance

INDEX OF EXHIBITS

Exhibit Number	Description

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

*10.77	Deferred Fee Agreement, dated September 1, 1994, between the Company and Ezra G. Levin (“Levin Deferred Fee Agreement”)
*10.78	Amendment, dated April 3, 1996, to the Levin Deferred Fee Agreement
*10.79	Second Amendment, dated December 12, 2008, to the Levin Deferred Fee Agreement
*21.1	List of the Company’s Subsidiaries

*23.1	Consent of Grant Thornton LLP
*23.2	Consent of Deloitte & Touche LLP

**31.1	Section 302 Certification of Chief Executive Officer
**31.2	Section 302 Certification of Chief Financial Officer
*32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*Previously included with the Form 10-K filed on March 31, 2009 **Included with this filing