Form 10-Q
period 2009-09-30
MAXXAM INC
filed 2009-11-16
CIK 63814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-3924
MAXXAM INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2078752 (I.R.S. Employer Identification Number)

1330 Post Oak Blvd., Suite 2000 Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)
Registrant’s telephone number, including area code: (713) 975-7600
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding at November 11, 2009: 4,559,637

*	Indicates items that the Registrant is allowed (and has chosen) to omit under the disclosure provisions applicable to smaller reporting companies.

MAXXAM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share information)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10.5	$59.6
Marketable securities and other short-term investments	17.4	2.5
Receivables:
Trade, net of allowance for doubtful accounts of $1.1 and $0.9, respectively	1.6	1.5
Other	1.3	1.4
Real estate inventory	2.8	2.7
Prepaid expenses and other current assets	6.6	6.8
Restricted cash	1.5	0.5

Total current assets	41.7	75.0
Property, plant and equipment, net of accumulated depreciation of $116.1 and $108.8, respectively	206.8	210.4
Real estate inventory	61.3	58.1
Deferred income taxes	41.6	41.6
Deferred financing costs	3.8	4.2
Investments in limited partnerships	0.1	0.5
Investments in joint ventures	—	3.8
Other long-term assets and investments	3.0	3.1
Restricted cash and certificates of deposit	3.3	3.6

	$361.6	$400.3

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3.2	$5.4
Short-term borrowings and current maturities of long-term debt	6.3	6.1
Accrued interest	1.0	0.9
Accrued compensation and related benefits	2.6	1.8
Accrued defense costs	3.0	6.1
Accrued taxes	1.8	1.2
Deferred income	3.3	2.9
Other accrued liabilities	6.1	7.1

Total current liabilities	27.3	31.5
Long-term debt, less current maturities	202.6	205.7
Accrued pension and other postretirement benefits	18.9	19.4
Other noncurrent liabilities	45.0	46.5
Losses in excess of investment in Debtors	484.2	484.2

Total liabilities	778.0	787.3

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.50 par value; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock, $0.75 liquidation preference, 668,964 shares issued and 668,119 shares outstanding	0.3	0.3
Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares issued; 4,559,637 shares outstanding	5.0	5.0
Additional paid in capital	225.3	225.3
Accumulated deficit	(466.5)	(435.3)
Accumulated other comprehensive loss	(12.7)	(14.5)
Treasury stock, at cost (shares held; preferred – 845; common – 5,503,722)	(167.8)	(167.8)

Total stockholders’ deficit	(416.4)	(387.0)

	$361.6	$400.3

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of dollars, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Unaudited)
Sales:
Real estate	$7.4	$8.3	$22.2	$26.9
Racing	10.8	13.0	30.3	36.5
Corporate	—	2.4	—	5.3

	18.2	23.7	52.5	68.7

Cost and expenses:
Cost of sales and operations:
Real estate	3.2	3.7	9.7	12.9
Racing	10.5	12.7	29.8	34.4
Corporate	—	1.0	—	5.1
Selling, general and administrative expenses	7.1	10.4	21.3	26.7
Depreciation, depletion and amortization	2.6	4.1	7.6	10.0
Proceeds on involuntary conversion and net insurance recoveries	—	—	(4.5)	—
Settlement of Wilson actions	—	—	4.0	—

	23.4	31.9	67.9	89.1

Operating income (loss):
Real estate	(0.2)	(0.4)	0.1	(3.3)
Racing	(2.2)	(3.9)	(2.4)	(7.4)
Corporate	(2.8)	(3.5)	(13.1)	(8.3)
Forest products	—	(0.4)	—	(1.4)

	(5.2)	(8.2)	(15.4)	(20.4)

Other income (expense):
Investment, interest and other income (expense), net	0.9	(0.6)	(3.3)	(6.4)
Interest expense	(3.9)	(4.0)	(11.8)	(12.1)
Amortization of deferred financing costs	(0.2)	(0.2)	(0.5)	(0.5)

Loss before income taxes	(8.4)	(13.0)	(31.0)	(39.4)
Provision for income taxes	(0.1)	(52.4)	(0.2)	(52.6)

Net loss	$(8.5)	$(65.4)	$(31.2)	$(92.0)

Basic net loss per common and common equivalent share	$(1.86)	$(14.34)	$(6.84)	$(19.39)

Diluted net loss per common and common equivalent share	$(1.86)	$(14.34)	$(6.84)	$(19.39)

Weighted average shares outstanding — Basic and Diluted	4,559,637	4,561,237	4,559,637	4,744,398
The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(31.2)	$(92.0)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, depletion and amortization	7.6	10.0
Non-cash stock-based compensation benefit	(0.4)	(6.0)
Net losses from investments	—	7.8
Amortization of deferred financing costs	0.5	0.5
Equity losses in joint ventures, including write-offs	4.6	0.3
Gain on involuntary conversion of property	(0.7)	—
Deferred taxes	—	51.7
Increase (decrease) in cash resulting from changes in:
Receivables	0.2	—
Inventories	(0.1)	0.1
Prepaid expenses and other assets	0.2	(0.3)
Accounts payable	(2.2)	(0.3)
Other accrued liabilities	(2.2)	6.3
Long-term assets and long-term liabilities	(5.4)	(2.0)
Other	(0.1)	—

Net cash used for operating activities	(29.2)	(23.9)

Cash flows from investing activities:
Proceeds on involuntary conversion of property	0.7	—
Maturities of marketable securities and other investments	2.4	11.6
Sales of marketable securities and other investments	3.1	31.9
Purchases of marketable securities and other investments	(18.9)	(9.1)
Net contributions to restricted cash	(0.7)	—
Capital expenditures	(3.8)	(2.4)

Net cash provided by (used for) investing activities	(17.2)	32.0

Cash flows from financing activities:
Principal payments on long-term debt	(4.2)	(3.8)
Borrowings under long-term debt	1.4	—
Treasury stock purchases	—	(20.1)
Net proceeds from refundable deposits	0.1	0.4

Net cash used for financing activities	(2.7)	(23.5)

Net decrease in cash and cash equivalents	(49.1)	(15.4)
Cash and cash equivalents at beginning of the period	59.6	67.8

Cash and cash equivalents at end of the period	$10.5	$52.4

Supplemental disclosure of cash flow information:
Interest paid	$11.7	$12.1
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
     The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial position of the Company at September 30, 2009, the condensed consolidated results of operations for the three months and nine months ended September 30, 2009 and 2008, and the condensed consolidated cash flows for the nine months ended September 30, 2009 and 2008.
     The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company faces rapidly declining cash balances, limited opportunities to generate operating revenues, and uncertainties as to its future liquidity, resulting from ongoing economic recessions in the United States and Puerto Rico and adverse developments and ongoing depressed conditions in both of the Company’s lines of business – real estate operations and racing operations.
     Sales by the Company’s real estate subsidiaries have fallen off dramatically since 2005. In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills (located near Phoenix, Arizona), Mirada (located in California) and Palmas (located in Puerto Rico) real estate developments. Commencing in 2007 and continuing through 2008 and into 2009, there have been significant declines in real estate demand in areas where the Company operates, due primarily to general economic recessions in Puerto Rico and in the United States. Property sales revenues fell from $147.6 million for the year ended December 31, 2005 to $6.0 million for the year ended December 31, 2008, and the Company has had no property sales since June of 2008. There has also been a steady decline in resort revenues at the Company’s Palmas development attributable to lower member spending and a high member attrition rate, reflecting the impact of the economic recession in Puerto Rico (see Note 6 for additional discussion regarding the liquidity issues of PCCI, a Palmas subsidiary). Moreover, the Company does not foresee any near term recovery for its real estate business, particularly since the Company’s real estate developments are primarily second home or seasonal home communities in Phoenix, Arizona and Puerto Rico and those markets are expected to be slow to recover.
     As to the Company’s racing operations, the Company has tried to increase revenues through its longstanding pursuit of Texas gaming legislation favorable to the Company. However, such gaming legislation failed to pass in the regular biennial session of the Texas Legislature that ended in May 2009, and was not considered in the subsequently called special session. While the Company intends to continue pursuing favorable Texas gaming legislation, there is no way for the Company to predict if such legislation will ever be enacted.
     Significant amounts of cash have been required in recent periods to support the operating and capital needs of the Company’s subsidiaries and to defend the Company against two lawsuits related to the Company’s former forest products subsidiaries (which were settled in the first half of 2009). The Company’s unrestricted cash, cash equivalents and marketable securities balance declined from $63.6 million at December 31, 2008 to $29.7 million at September 30, 2009. The Company anticipates that it will continue to experience negative cash flows and declining liquidity in future periods. In addition, the Company has material uncertainties as a result of the Bankruptcy Cases (see Note 10). The unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

     The Company believes that its cash and other resources will be sufficient to fund its working capital requirements for the next twelve months. However, due to existing market conditions, there are uncertainties with respect to future liquidity, accordingly, the Company remains focused on reducing costs. The Company has implemented cost reduction initiatives and is continuing efforts to reduce overhead and discretionary spending, as appropriate. As part of these overall cost reduction efforts, the Company is seeking to eliminate over $1.5 million per year of cash expenses, currently incurred on a recurring basis in complying with SEC reporting and related requirements, by reducing the number of record holders of the Company’s Common Stock to below 300 through the Reverse Stock Split, a proposed 1-for-250 reverse stock split. See Part I, Item 2. “Management’s Discussion and Analysis of Financial condition and Results of Operations–Financial Condition and Investing and Financing Activities–MAXXAM Parent” for additional information. The Company has also explored alternative ways to increase cash, such as marketing its commercial lease properties and seeking capital partners for some of its projects. To date, these efforts have not been successful.
  Use of Estimates and Assumptions
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates and evaluates uncertainties affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing such statements with the SEC. Adjustments made to estimates often relate to improved information not previously available. Uncertainties are inherent in such estimates and related assumptions (particularly as they concern asset values in depressed markets); accordingly, actual results could differ materially from estimates.
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
  Financial Instruments
     The Company’s financial instruments include cash and short-term investments, noncurrent investments in auction rate securities, accounts receivable, accounts payable, other accrued liabilities and debt. Except as described in Note 4, the estimated fair value of such financial instruments at September 30, 2009 approximates their carrying value, as reflected in the condensed consolidated balance sheet.
     The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. At September 30, 2009, the estimated fair value of current and long-term debt was $207.8 million.
  Subsequent Events
     The Company has evaluated subsequent events through November 16, 2009, the date of issuance of these condensed consolidated financial statements.
2. New Accounting Standards
     In February 2008, the FASB delayed until January 1, 2009 the effective date of amended guidance regarding determination of the fair value of all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of these delayed items did not have a material impact on the Company’s consolidated financial statements.

     In October 2008, the FASB issued guidance clarifying the application of fair value in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This guidance was effective upon issuance, including prior periods for which financial statements had not yet been issued. The Company’s adoption of this guidance had no impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. This guidance was effective upon issuance, including prior periods for which financial statements had not yet been issued. The Company’s adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. This guidance was effective for the three months ending June 30, 2009 and had no impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. This guidance was effective for the three months ending June 30, 2009 and because this guidance applies only to financial statement disclosures, adoption did not have an impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued amended guidance regarding business combinations, which was required to be applied to business combinations on a prospective basis. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance on January 1, 2009 for any acquisitions on or after such date.
     In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The requirements of this amended guidance carry forward without significant revision the guidance on contingencies which existed prior to January 1, 2009. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the Accounting Standards Codification (ASC) Topic 450 on contingencies. This guidance is effective beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of this guidance will depend on the nature of any acquisitions completed after the date of adoption.
     In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires the disclosure of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks. This guidance is effective for fiscal years ending after December 15, 2009 and the Company will adopt the new disclosure requirements required by this guidance in the fourth quarter of 2009.
     In May 2009, the FASB issued guidelines on subsequent event accounting which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the second quarter of 2009. There was no impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued guidance making the FASB Accounting Standards Codification the single source of authoritative nongovernmental U.S. GAAP. The Codification is not intended to change GAAP, however, it will represent a significant change in researching issues and referencing U.S. GAAP in financial statements and accounting policies. This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
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

	Reportable
	Segments							Consolidated
	Real Estate		Racing		MGI	Corporate		Total
			(In millions of dollars)
Investment, interest and other income for the three months ended:
September 30, 2009	$0.4		$—		$—	$0.5		$0.9
September 30, 2008	(0.3)		(0.3)		—	—		(0.6)

Investment, interest and other income for the nine months ended:
September 30, 2009	$(3.5	) (1)	$—		$—	$0.2		$(3.3)
September 30, 2008	(1.3)		(0.3)		—	(4.8)		(6.4)

Selling, general and administrative expense for the three months ended:
September 30, 2009	$2.4		$1.9		$—	$2.8	(2)	$7.1
September 30, 2008	2.7		2.4		0.4	4.9	(2)	10.4

Selling, general and administrative expense for the nine months ended:
September 30, 2009	$6.4		$5.9		$—	$13.0	(2) (3)	$25.3
September 30, 2008	10.1		6.8		1.4	8.4	(2)	26.7

Operating income (loss) for the three months ended:
September 30, 2009	$(0.2)		$(2.2)		$—	$(2.8	) (2)	$(5.2)
September 30, 2008	(0.4)		(3.9	) (4)	(0.4)	(3.5	) (2)	(8.2)

Operating income (loss) for the nine months ended:
September 30, 2009	$0.1		$(2.4	) (5)	$—	$(13.1	) (2) (3)	$(15.4)
September 30, 2008	(3.3)		(7.4	) (4)	(1.4)	(8.3	) (2)	(20.4)

Interest expense for the three months ended (6):
September 30, 2009	$4.0		$—		$—	$0.1		$4.1
September 30, 2008	4.1		—		—	0.1		4.2

Interest expense for the nine months ended (6):
September 30, 2009	$12.2		$—		$—	$0.1		$12.3
September 30, 2008	12.5		—		—	0.1		12.6

Table and Notes continued on next page

	Reportable
	Segments							Consolidated
	Real Estate		Racing		MGI	Corporate		Total
			(In millions of dollars)
Depreciation, depletion and amortization for the three months ended:
September 30, 2009	$2.0		$0.6		$—	$—		$2.6
September 30, 2008	2.3		1.8	(4)	—	—		4.1

Depreciation, depletion and amortization for the nine months ended:
September 30, 2009	$6.0		$1.5		$—	$0.1		$7.6
September 30, 2008	7.2		2.7	(4)	—	0.1		10.0

Loss before income taxes for the three months ended:
September 30, 2009	$(3.8)		$(2.2)		$—	$(2.4)		$(8.4)
September 30, 2008	(4.8)		(4.2	) (4)	(0.4)	(3.6)		(13.0)

Loss before income taxes for the nine months ended:
September 30, 2009	$(15.6	) (1)	$(2.4	) (5)	$—	$(13.0	) (3)	$(31.0)
September 30, 2008	(17.1)		(7.7	) (4)	(1.4)	(13.2	) (7)	(39.4)

Capital expenditures for the nine months ended:
September 30, 2009	$0.2		$3.6		$—	$—		$3.8
September 30, 2008	0.7		1.7		—	—		2.4

Total assets as of:
September 30, 2009	$255.4		$35.2		$—	$71.0		$361.6
December 31, 2008	267.3		38.1		—	94.9		400.3

(1)	Includes an impairment charge of $4.1 million related to RMCAL recognized in the second quarter of 2009 (see Note 5).

(2)	Includes stock-based compensation benefit of $0.1 million and $0.4 million for the three months and nine months ended September 30, 2009, respectively, and a benefit of $4.4 million and $6.0 million for the three months and nine months ended September 30, 2008, respectively.

(3)	Includes $4.0 million for settlement of the Wilson actions (see Note 9).

(4)	Includes a write-off of $1.3 million during the three months ended September 30, 2008 representing the estimated net book value of the property damaged or destroyed by Hurricane Ike (see Note 14).

(5)	Includes an aggregate of $4.5 million of insurance recoveries during the nine months ended September 30, 2009 related to the damage at Sam Houston Race Park caused by Hurricane Ike (see Note 14).

(6)	Interest expense includes amortization of deferred financing costs.

(7)	Includes a $3.7 million impairment charge related to the Company’s auction rate securities.

4. Cash, Cash Equivalents and Marketable Securities
     The following table presents cash, cash equivalents and marketable securities, in the aggregate (in millions):

	September 30,	December 31,
	2009	2008
Current:
Cash and cash equivalents	$10.5	$59.6
Marketable securities — other	17.4	2.5
Restricted cash	1.5	0.5

Total current	29.4	62.6

Non-Current:
Marketable securities — auction rate securities (1)	1.8	1.5
Restricted cash and certificates of deposit	3.3	3.6

Total non-current	5.1	5.1

	34.5	67.7
Less: restricted amounts	(4.8)	(4.1)

Total unrestricted cash, cash equivalents and marketable securities	$29.7	$63.6

(1)	Included in other long-term assets and investments on the Condensed Consolidated Balance Sheets.
  Cash Equivalents
     Cash equivalents consist of highly liquid money market instruments with maturities of three months or less from the date of purchase. As of September 30, 2009 and December 31, 2008, the carrying amounts of the Company’s cash equivalents approximated fair value.
     At September 30, 2009 and December 31, 2008, there were cash balances in banks in excess of Federal Depository Insurance Company limits.
  Restricted Cash
     Restricted cash at September 30, 2009 and December 31, 2008 consisted of the following (in millions):

	September 30,	December 31,
	2009	2008
Funds held in escrow for the PCCI Notes (see Note 6)	$1.0	$3.3
Certificate of deposit — insurance collateral (see Note 6)	2.0	—
Horsemen custodial accounts	—	0.2
Other	1.8	0.6

Total restricted cash	$4.8	$4.1

  Marketable Securities
     Marketable securities consist of the following classification of investments (in millions):

	September 30, 2009
	Carrying	Aggregate	Gross Gains	Gross Losses
	Value	Fair Value	in AOCL	in AOCL
Debt securities — Corporate Bonds:
Maturities of less than one year	$7.3	$7.3	$0.1	$—
Maturities of one to five years	0.3	0.3	—	—
Maturities of greater than five years	1.6	1.6	0.2	—
Equity securities and mutual fund investments	8.2	8.2	0.1	—
Auction rate securities	1.8	1.8	0.3	—

Total	$19.2	$19.2	$0.7	$—

	December 31, 2008
	Carrying	Aggregate	Gross Gains	Gross Losses
	Value	Fair Value	in AOCL	in AOCL
Equity securities and other investments	$2.5	$2.5	$—	$(1.3)
Auction rate securities	1.5	1.5	—	—

Total	$4.0	$4.0	$—	$(1.3)

  Fair Value Hierarchy
     Guidance issued by FASB establishes three levels of inputs that may be used to measure fair value:
     Level 1 — Quoted prices in active markets for identical assets or liabilities.
     Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
     Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company did not change its valuation methodology during 2008 or the first nine months of 2009.
     Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of
	September 30, 2009
	Total	Level 1	Level 2	Level 3
Description:

Short-term marketable securities	$17.4	$17.4	$—	$—

Auction rate securities	1.8	—	—	1.8

Total	$19.2	$17.4	$—	$1.8

     The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in millions):

Auction Rate
Securities
Carrying value as of January 1, 2009	$1.5
Settlements	—
Impairment charge included in the Consolidated Statement of Operations	—
Amount included in Accumulated Other Comprehensive Income (Loss)	0.3

Carrying value as of September 30, 2009	$1.8

     In prior quarters, based on valuation models and an analysis of other-than-temporary impairment factors, the Company recorded other-than-temporary-impairments of its auction rate securities in the Condensed Consolidated Statements of Operations. The Company intends to sell these securities and believes that it will more likely than not sell the securities before the recovery from carrying value to par value occurs.
     The Company has used the best available information as of the filing date to estimate the market value of its investment portfolio. Given the uncertainties in the markets, particularly as it relates to auction rate and equity securities, it is possible the Company’s valuation estimates could change materially in the next year.
5. Investments in Joint Ventures
     RMCAL Development LP (Mirada Villas)
     In April 2004, a subsidiary of the Company and a third party real estate development company formed RMCAL, a joint venture named RMCAL Development LP, to develop a residential parcel located in the Company’s Mirada real estate development in Rancho Mirage California. The Company accounts for the joint venture under the equity method. In connection with the formation of the joint venture, the Company sold a 50% interest in the parcel for $4.5 million and contributed the remainder of the parcel to the joint venture in return for a 50% interest in the venture.
     RMCAL’s development loan (with an outstanding principal balance of $10.5 million at March 31, 2009) matured in March 2009. During the second quarter of 2009, it became evident RMCAL would require substantial additional capital to continue its business. In June 2009, the Company agreed to sell its entire interest in RMCAL for a nominal amount, in accordance with a provision in the limited partnership agreement. As a result, the Company recorded a $4.1 million impairment charge in the second quarter of 2009 related to this investment. The sale closed in August 2009 and the Company no longer has any ownership interest in the venture.
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

6. Debt
     Principal amounts of outstanding debt consist of the following (in millions):

	September 30,	December 31,
	2009	2008
7.56% Lakepointe Notes due June 8, 2021	$108.6	$110.0
7.03% Motel Notes due May 1, 2018	39.8	41.4
6.08% Beltway Notes due November 9, 2024	26.7	27.2
7.12% PCCI Notes due December 20, 2030	27.4	27.7
Prime + 0.5% EN Facility due October 29, 2011	2.0	0.6
Other notes and contracts, primarily secured by receivables, buildings, real estate and equipment	4.4	4.9

Total principal outstanding	208.9	211.8

Less: Short-term borrowings and current maturities	(6.3)	(6.1)

	$202.6	$205.7

     Letters of Credit
     The Company’s real estate segment has posted a letter of credit in the amount of $2.0 million at September 30, 2009 to satisfy certain liability insurance policy requirements. The letter of credit is secured by a $2.0 million certificate of deposit (see Note 4).
     Loan Covenants
     Certain debt instruments restrict the ability of some Company subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.
     PCCI Notes
     The PCCI Notes are secured by all of PCCI’s assets, a $30.0 million letter of credit issued by TDF, and cash reserves being held in escrow by the lender (see Note 4). PCCI continues to experience operational cash flow shortfalls and PCCI anticipates it will not have sufficient operational cash flow to pay its debt obligations. In March 2009, PCCI defaulted under a letter of credit reimbursement agreement for failure to pay letter of credit fees owed to TDF. PCCI has not cured and remains in default under this agreement. During the first nine months of 2009, $2.3 million of the funds held in escrow were released to (i) pay interest and principal on the PCCI Notes, (ii) pay the overdue letter of credit fees to TDF, (iii) pay property insurance premiums, and (iv) pay operating expenses. On October 19, 2009, PCCI and TDF entered into a loan agreement under which TDF is providing PCCI a $0.5 million non-revolving line of credit maturing on April 20, 2010; this facility is expected to provide PCCI with funds to continue to operate through December 31, 2009. PCCI is engaged in discussions with TDF in an effort to obtain additional financing to enable PCCI to continue as a going concern. There can be no assurances that PCCI will be successful in these efforts.
7. Income Taxes
     The Company had losses before income taxes of $31.0 million for the first nine months of 2009; however, the Company has not recorded any tax benefit during these periods as the Company anticipates an effective tax rate of zero for 2009 (excluding any revisions to tax accounts resulting from changes in facts and circumstances related to the reorganization proceedings of Palco and its subsidiaries – see Note 10). Each period, the Company evaluates appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in that period and those being carried forward. Based on this evaluation, the Company provided valuation allowances with respect to the deferred tax assets attributable to the losses and credits generated during the nine months ended September 30, 2009. These valuation allowances were in addition to the valuation allowances that were provided in prior years.
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
8. Employee Benefit Plans
     The components of pension and other postretirement benefits expense are as follows (in millions):

	Pension Benefits		Medical/Life		Pension Benefits		Medical/Life
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Components of net periodic benefit costs:
Service cost	$—	$—	$—	$0.1	$—	$—	$0.1	$0.1
Interest cost	0.5	0.5	—	—	1.4	1.4	0.1	0.1
Expected return on assets	(0.5)	(0.6)	—	—	(1.5)	(1.7)	—	—
Recognized net actuarial loss	0.1	—	—	—	0.2	—	—	—
Amortization of prior service costs	—	—	—	(0.1)	—	—	(0.1)	(0.1)

Net periodic benefit costs	0.1	(0.1)	—	—	0.1	(0.3)	0.1	0.1
Curtailments, settlements and other	—	—	—	—	—	—	—	—

Adjusted net periodic benefit costs	$0.1	$(0.1)	$—	$—	$0.1	$(0.3)	$0.1	$0.1

     On July 10, 2008, the Company entered into the PBGC Agreement pursuant to which the Company essentially agreed, among other things, that should the PBGC elect to terminate the Palco Pension Plan in the future, the Company would be liable for any unfunded obligations then outstanding with respect to the Palco Pension Plan. If such a termination was to be initiated, the Company expects it would first take actions to assume sponsorship of the Palco Pension Plan in order to avoid such termination. The PBGC Agreement terminates on the earliest of (i) its fifth anniversary, (ii) the date the Palco Pension Plan is assumed by the Company, (iii) the date the Palco Pension Plan is terminated under certain standard termination procedures set forth in ERISA, or (iv) the date the Palco Pension Plan is properly merged into another plan in accordance with ERISA and the Internal Revenue Code. The estimated unfunded termination obligation attributable to the Palco Pension Plan as of September 30, 2009, was approximately $33.0 million based upon an annuity placement interest rate assumption as of such date.
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
Shareholder Litigation
     On September 11, 2009, a lawsuit entitled Alan R. Kahn v. Charles E. Hurwitz, et al., No. 4893-VCP was filed against the Company and its Board of Directors in the Chancery Court of the State of Delaware. The lawsuit contains a variety of allegations, including that the defendants violated their fiduciary duties in approving the Reverse Stock Split, and that the cash out prices do not constitute fair value as required by Section 155(2) of the Delaware General Corporation Law. The plaintiff seeks to preliminarily and permanently enjoin the defendants from effectuating the Reverse Stock Split, rescission of the Reverse Stock Split if it is consummated before the lawsuit is resolved, unspecified damages and attorneys’ fees. On October 9, 2009, a second lawsuit, entitled James L. and Eleanor A. Gayner v. Charles E. Hurwitz, et al., No. 4971-VCP, was filed against the Company and its Board of Directors in Delaware Chancery Court. The Company believes the allegations in these lawsuits are without merit and intends to defend the cases vigorously.

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
     The Company has incurred significant attorneys’ fees and costs related to the defense and settlement of the Wilson actions. As of September 30, 2009, such fees and costs were in excess of $22.0 million (of which $2.5 million, is reflected as an accrued liability as of September 30, 2009). The Company has insurance contracts that provide coverage related to claims against its directors and officers (subject to a $5.0 million deductible), however, the insurers have denied coverage with respect to the Wilson actions. The Company has filed a lawsuit against its insurers for recovery of such costs, however, there can be no assurance the Company will be successful in its efforts to recover all or any portion of the costs incurred. No recoveries have been accrued as of September 30, 2009.

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
10.Investment in Palco
  Deconsolidation of Palco and its Subsidiaries and Potential Impact on the Company
     As discussed below, on January 18, 2007, the Debtors — Palco and its subsidiaries — filed for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company deconsolidated the Debtors’ financial results beginning January 19, 2007, and began reporting its investment in the Debtors using the cost method. The consolidated balance sheets include the Company’s $484.2 million of losses in excess of its investment in the Debtors; this investment balance includes obligations attributable to the Palco Pension Plan (see Note 8).
     The MRC/Marathon Plan was consummated on July 30, 2008, resulting in the loss entirely of the Company’s indirect equity interests in Palco and its subsidiaries, including Scopac; however, various parties appealed the matter to the Fifth Circuit. On September 29, 2009, the Fifth Circuit issued a ruling that reversed certain liability releases of plan proponents that were part of the MRC/Marathon Plan, remanded one matter to the Bankruptcy Court for further consideration, and otherwise rejected the appeal; the ruling had no impact on the Settlement Agreement discussed below. On October 13, 2009, the Indenture Trustee and others filed a petition with the Fifth Circuit for a rehearing with the panel of judges that originally heard the appeal and a petition for a rehearing before the entire Fifth Circuit. On October 29, 2009, the Fifth Circuit denied these petitions. As a result of the continuing uncertainties surrounding the ultimate resolution of the Bankruptcy Cases, the Company has not reversed any portion of its investment in the Debtors. The Company expects it will reverse all or a significant portion of its investment in the Debtors during the period in which the Bankruptcy Cases are ultimately resolved. The reversal of the Company’s losses in excess of its investment in the Debtors would have a material impact on stockholders’ deficit (i.e. it would result in a substantial increase to stockholders’ equity). The Company cannot predict when the Bankruptcy Cases will ultimately be resolved.
     The ultimate resolution of the Bankruptcy Cases could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates, including MGHI and/or MGI. It is possible that the Fifth Circuit ruling described above could result in the unwinding of the MRC/Marathon Plan. If that were to occur, the Company would be required to return the $2.25 million of cash consideration it received when the MRC/Marathon Plan was consummated, MGI would be obligated for certain tax liabilities and Newco’s assumption of the Palco Pension Plan would no longer be effective, among other things. The estimated unfunded termination obligation attributable to the Palco Pension Plan as of September 30, 2009, was approximately $33.0 million based upon annuity placement interest rate assumptions as of such date. See Note 8 for a summary of a July 10, 2008 agreement between the Company and the PBGC regarding the Palco Pension Plan. Moreover, the MRC/Marathon Plan (and the Noteholder Plan) provides for litigation trusts, which could bring claims against the Company and certain of its affiliates.
     In addition to the foregoing matters, the consummation of the MRC/Marathon Plan resulted in the utilization of a substantial portion of the Company’s net operating losses and other tax attributes for federal income tax purposes. The Company recorded the estimated tax impacts of the MRC/Marathon Plan in its 2008 federal income tax return and in its 2008 statement of operations. The income tax accounts as of September 30, 2009 and December 31, 2008, include the estimated tax impacts of the MRC/Marathon Plan. It is possible the Company’s estimates could change materially in the future should facts and circumstances change.

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
     Filing of Plans of Reorganization
     In December 2007, the Bankruptcy Court approved an agreement allowing the Debtors and certain others to file plans of reorganization. The Debtors subsequently filed the Joint Plan. As the Debtors did not believe the Joint Plan was eligible to be “crammed down” (forced) on creditors who voted against it, the Palco Debtors as a group and Scopac each filed alternative stand-alone plans of reorganization.
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
     Following the Fifth Circuit’s denial of the request for a stay of the Confirmation Order, the MRC/Marathon Plan closed on July 30, 2008 and the Debtors emerged from bankruptcy. The consummation of the MRC/Marathon Plan resulted in the loss entirely of the Company’s indirect equity interest in Palco and its subsidiaries, including Scopac. Oral arguments on the appeal by the Indenture Trustee and others of the Confirmation Order were heard in October 2008. On September 29, 2009, the Fifth Circuit issued a ruling that reversed certain liability releases of plan proponents that were part of the MRC/Marathon Plan, remanded one matter to the Bankruptcy Court for further consideration, and otherwise rejected the appeal; the ruling had no impact on the Settlement Agreement discussed below. On October 13, 2009, the Indenture Trustee and others filed a petition with the Fifth Circuit for a rehearing with the panel of judges that originally heard the appeal and a petition for a rehearing before the entire Fifth Circuit. On October 29, 2009, the Fifth Circuit denied these petitions. The ultimate outcome of the Bankruptcy Cases is impossible to predict and, as described above, could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates.
     Settlement Agreement
     On May 1, 2008, MRC, Marathon, the MAXXAM Entities, and the Palco Debtors entered into the Settlement Agreement. Scopac was not a party to the Settlement Agreement. Except as otherwise noted below, the provisions of the Settlement Agreement were effective upon execution by the parties.
     As required by the Settlement Agreement, the Palco Debtors withdrew the Joint Plan and the Palco Debtors’ alternative stand-alone plan of reorganization and the MAXXAM Entities withdrew as co-proponents of the Joint Plan and the alternative plans of reorganization of the Palco Debtors and Scopac. The Settlement Agreement

required MRC and Marathon to amend the terms of the MRC/Marathon Plan, among other things, to provide for (i) a cash payment of not less than $520.0 million to the Timber Noteholders in satisfaction of their bankruptcy claims, and (ii) assumption of the Palco Pension Plan by Newco upon consummation of the MRC/Marathon Plan (although item (ii) would no longer be effective were the MRC/Marathon Plan to unwind). As called for by the Settlement Agreement, the Company received consideration of $2.25 million at the time the MRC/Marathon Plan was consummated. However, such cash payment would have to be refunded were the MRC/Marathon Plan to unwind.
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

	Nine Months Ended
	September 30,
	2009	2008
Expected volatility	51%	33%
Expected dividends	—	—
Expected term (in years)	7.34	7.14
Risk-free rate	2.3%	3.0%
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
     A summary of activity under the Company’s stock option plans during the first nine months of 2009 is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Fair Value
	Options	Exercise Price	Term (in years)	(in millions)
Balance at January 1, 2009	1,052,182	$21.04
Granted	3,000	11.73
Exercised	—	—
Forfeited or expired	(34,300)	55.37

Balance at September 30, 2009	1,020,882	$19.86	4.62	$0.1

Exercisable at September 30, 2009	754,797	$19.82	3.37	$0.1

     The Company has recognized a liability for stock-based compensation in the amount of $0.6 million at September 30, 2009 and $1.0 million at December 31, 2008. The decline is the result of a lower market price for the Company’s Common Stock as of September 30, 2009. Total compensation benefit for stock-based payment arrangements for the nine months ended September 30, 2009 and September 30, 2008, was $0.4 million and $6.0 million, respectively. As of September 30, 2009, total estimated compensation related to non-vested grants (not yet recognized) was $0.9 million, although the Company may ultimately not have to pay all of such amount and the weighted average period over which it is expected to be recognized is 3 years. There were 3,000 options and 2,400 options with a grant date fair value of $0.1 million granted during the second quarter of 2009 and 2008, respectively. There were no options exercised during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, options with a fair value of less than $0.1 million were exercised, resulting in cash payments of less than $0.1 million (the difference between the market price of the Common Stock on the exercise date and the exercise prices of the options exercised).
12. Per Share Information
     The weighted average number of shares used to determine basic and diluted earnings per share was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008 (1)	2009	2008 (1)
Weighted average number of common shares outstanding-basic:	4,559,637	4,561,237	4,559,637	4,744,398

Effect of dilution (2):
Conversion of Class A Preferred Stock	—	—	—	—
Exercise of stock options	—	—	—	—

Weighted average number of common shares outstanding-diluted	4,559,637	4,561,237	4,559,637	4,744,398

(1)	In March 2008, MAXXAM Parent purchased 687,480 shares of its Common Stock from two affiliated institutional holders in a privately negotiated transaction for an aggregate cost of $20.1 million.

(2)	The Company had a loss for the three months and nine months ended September 30, 2009 and 2008. The Class A Preferred Stock and options were therefore not included in the computation of earnings per share for the period as the effect would be anti-dilutive. If the Company was required to include dilutive shares in its per share calculations, the number of dilutive shares of Class A Preferred Stock for the three months and nine months ended September 30, 2009 and 2008 would be 668,119 and 668,119, respectively, and the number of dilutive options for the three months ended September 30, 2009 and 2008 would be 1,700 and 104,265, respectively, and the number of dilutive options for the nine months ended September 30, 2009 and 2008 would be 567 and 34,755, respectively.

13. Comprehensive Loss

The following table sets forth comprehensive loss (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(8.5)	$(65.4)	$(31.2)	$(92.0)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments	0.3	(1.2)	1.1	0.4

Total comprehensive loss	$(8.2)	$(66.6)	$(30.1)	$(91.6)

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
     The Company had insurance coverage related to the facility and SHRP’s operations. The insurance policies provided for the reimbursement of the Company’s cost of repairing or rebuilding the damaged portion of the facility. The Company’s insurance policies also provided for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the property damage. The insurance coverage components are discussed below.
     Property Damage
     In 2008, the Company received and recognized $4.8 million of insurance proceeds (net of the deductible) related to property damage. In the second quarter of 2009, the Company received and recognized an additional $0.7 million of insurance proceeds related to property damage.
     Business Interruption
     The Company has also received cumulative advances of $4.0 million related to business interruption losses incurred in 2008 and 2009 ($1.4 million as of December 31, 2008, $1.1 million received in January 2009 and additional $1.5 million in April 2009). This amount represented the minimum probable insurance recoveries for business interruption to be received related to 2008 and 2009. The Company recorded loss recoveries of approximately $0.8 million in the fourth quarter of 2008, $1.4 million in the first quarter of 2009 and $1.8 million in the second quarter of 2009, based on the paid apportioned rate; no gains were recognized.
     In April 2009, the Company received additional insurance advances of $0.6 million related to the reimbursement of certain insurance claim preparation costs. The recoveries were recognized in the second quarter of 2009.

     The following table summarizes the net impacts reflected in the consolidated statements of operations of the insurance recoveries described above (in millions):

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,	Cumulative
	2008	2009	2009	2009	2009	Cumulative
Property damage	$4.8	$—	$0.7	$—	$0.7	$5.5
Business interruption	0.8	1.4	1.8	—	3.2	4.0
Claims preparation	—	—	0.6	—	0.6	0.6

Net impact reflected in the statement of operations	$5.6	$1.4	$3.1	$—	$4.5	$10.1

Cash received	$6.2	$1.1	$2.8	$—	$3.9	$10.1

Recoveries received but not yet recognized	$0.6	$0.3	$—	$—	$—	$—

     In October 2009, the Company reached final settlement with its insurers on all claims related to Hurricane Ike and received an additional $1.6 million. The Company will recognize these additional recoveries in the fourth quarter of 2009.

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
     The Company faces rapidly declining cash balances, limited opportunities to generate operating revenues, and uncertainties as to its future liquidity, resulting from ongoing economic recessions in the United States and Puerto Rico and adverse developments and ongoing depressed conditions in both of the Company’s lines of business.
     Sales by the Company’s real estate subsidiaries have fallen off dramatically since 2005. In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills (located near Phoenix, Arizona), Mirada (located in California) and Palmas (located in Puerto Rico) real estate developments. Commencing in 2007 and continuing through 2008 and into 2009, there have been significant declines in real estate demand in areas where the Company operates, due primarily to general economic recessions in Puerto Rico and in the United States. Property sales revenues fell from $147.6 million for the year ended December 31, 2005 to $6.0 million for the year ended December 31, 2008, and the Company has had no property sales since June of 2008. There has also been a steady decline in resort revenues at the Company’s Palmas development attributable to lower member spending and a high member attrition rate, reflecting the impact of the economic recession in Puerto Rico (see Note 6 for additional discussion regarding the liquidity issues of PCCI, a Palmas subsidiary). Moreover, the Company does not foresee any near term recovery for its real estate business, particularly since the Company’s real estate developments are primarily second home or seasonal home communities in Phoenix, Arizona and Puerto Rico and those markets are expected to be slow to recover.
     As to the Company’s racing operations, the Company has tried to increase revenues through its longstanding pursuit of Texas gaming legislation favorable to the Company. However, such gaming legislation failed to pass in the regular biennial session of the Texas Legislature that ended in May 2009, and was not considered in the subsequently called special session. While the Company intends to continue pursuing favorable Texas gaming legislation, there is no way for the Company to predict if such legislation will ever be enacted.

Consolidated Operations
     Selected Operational Data
     The following table presents selected financial information for the periods indicated for the Company’s consolidated operations (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions of dollars)
Sales	$18.2	$23.7	$52.5	$68.7
Costs and expenses	(23.4)	(31.9)	(67.9)	(89.1)

Operating loss	(5.2)	(8.2)	(15.4)	(20.4)
Other income (expense)	0.9	(0.6)	(3.3)	(6.4)
Interest expense, including amortization of deferred financing costs	(4.1)	(4.2)	(12.3)	(12.6)

Loss before income taxes	(8.4)	(13.0)	(31.0)	(39.4)
Provision for income taxes	(0.1)	(52.4)	(0.2)	(52.6)

Net loss	$(8.5)	$(65.4)	$(31.2)	$(92.0)

Revenues by segment as a percentage of total:
Real estate	40.7%	35.0%	42.3%	39.2%
Racing	59.3%	54.9%	57.7%	53.1%
Corporate	0.0%	10.1%	0.0%	7.7%

	100.0%	100.0%	100.0%	100.0%

Overview of Results of Operations
     Sales
     Consolidated sales for the three months ended September 30, 2009 were $18.2 million as compared to $23.7 million for the same period in 2008. Real estate revenues of $7.4 million for the three months ended September 30, 2009 were approximately $1.0 million less than the prior year period primarily due to lower resort revenues at the Company’s Palmas resort operations and lower levels of deferred profit recognition. Racing revenues of $10.8 million for the three months ended September 30, 2009 were approximately $2.2 million less than the same period in the prior year, primarily as a result of holding fewer concerts at Sam Houston Race Park. Additionally, in the three months ended September 30, 2008 there was a non-recurring sales transaction in 2008 related to the Company’s former lumber operations (that generated revenues of $2.4 million).
     Consolidated sales for the nine months ended September 30, 2009, declined $16.2 million, as compared to the same period in the prior year. Real estate sales of $22.2 million, as compared to $26.9 million in the same period in the prior year, reflect no sales of real estate parcels or lots in 2009, lower resort revenues at the Company’s Palmas resort operations and lower levels of deferred revenue recognition. Racing sales of $30.3 million, as compared to $36.5 million in the same period in the prior year, reflect the impacts of Hurricane Ike, which led to the cancellation of live racing that was scheduled in the first quarter of 2009 and lower concert revenues at Sam Houston Race Park.

     Operating Loss
     The following table shows the significant items impacting the Company’s operating results for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions of dollars)
Costs related to Wilson actions and related matters (see Note 9)	$(0.1)	$(8.1)	$(7.8)	$(8.1)
SHRP net insurance recoveries (see Note 14)	—	—	4.5	—
SHRP Hurricane Ike damaged property write-off (see Note 3)	—	(1.3)	—	(1.3)
Stock-based compensation	0.1	4.4	0.4	6.0
Corporate expenses, excluding costs related to Wilson actions	(2.8)	0.2	(5.7)	(6.2)
Operating losses at subsidiaries	(2.4)	(3.4)	(6.8)	(10.8)

Operating losses	$(5.2)	$(8.2)	$(15.4)	$(20.4)

     Other Income (expense)
     The following table provides a detail of net investment and other income (expense) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions of dollars)
Money market accounts and other investments	$0.2	$0.3	$0.6	$1.4
Auction rate securities	—	(0.1)	—	(3.7)
Marketable securities	0.2	0.6	(0.5)	(2.0)
Investments in limited partnerships	—	(0.9)	—	(1.5)
Joint ventures	0.3	(0.3)	(4.1)	(0.2)
Other	0.2	(0.2)	0.7	(0.4)

Investment and other income (expense), net	$0.9	$(0.6)	$(3.3)	$(6.4)

     Consolidated investment, interest and other income for the three months and nine months ended September 30, 2009, was impacted by reduced earnings due to lower levels of investment and a $4.1 million impairment charge recorded in the second quarter of 2009 related to the Company’s investment in RMCAL (see Note 5). In the three months and nine months ended September 30, 2008, the Company recognized an impairment charge of $0.1 million and $3.7 million, respectively, related to the Company’s auction rate securities.
     Provision for Income Taxes
     As disclosed in “Potential Impact on the Company and Certain Related Entities” in Note 10, the consummation of the MRC/Marathon Plan resulted in the utilization of a substantial portion of the Company’s net operating losses and other tax attributes for federal income tax purposes. The Company recorded the estimated tax impacts of the MRC/Marathon Plan in its 2008 federal income tax return and in its 2008 statement of operations. Included in the 2008 consolidated provision for income taxes is a $52.3 million provision for federal incomes taxes reflecting the estimated utilization of tax attributes resulting from the consummation of the MRC/Marathon Plan. It is possible the Company’s estimates could change materially in the future should facts and circumstances change.
  Real Estate Operations
     Industry Overview and Selected Operational Data
     The Company, principally through wholly owned subsidiaries and joint ventures, owns, invests in and develops residential and commercial real estate, primarily in Puerto Rico and Arizona and to a limited extent in California and Texas. Results of operations between quarterly periods for the Company’s real estate operations are generally not comparable due to the timing of individual real estate sales and cash collections. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the full year. Sales by the Company’s real estate subsidiaries have fallen off dramatically since 2005. In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills (located near Phoenix, Arizona), Mirada (located in California) and Palmas (located in Puerto Rico) real estate developments. Commencing in 2007 and continuing through 2008 and into 2009, there have been significant declines in real estate demand in areas where the Company operates, due primarily to general economic recessions in Puerto Rico and in the United States. Property sales revenues fell from $147.6 million for the year ended December 31, 2005 to $6.0 million for the year ended December 31, 2008, and the Company has had no property sales since June of 2008. There has also been a steady decline in resort revenues at the Company’s Palmas development attributable to lower member spending and a high member attrition rate, reflecting the impact of the economic recession in Puerto Rico (see Note 6 for additional discussion regarding the liquidity issues of PCCI, a Palmas subsidiary). Moreover, the Company does not foresee any near term recovery for its real estate business, particularly since the Company’s real estate developments are primarily second home or seasonal home communities in Phoenix, Arizona and Puerto Rico and those markets are expected to be slow to recover.
     The following table presents selected operational and financial information for the three months and nine months ended September 30, 2009 and 2008, for the Company’s real estate operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions of dollars)
Sales:
Real estate:
Fountain Hills	$—	$0.5	$—	$1.9
Mirada	0.4	—	0.4	0.5
Palmas	—	0.4	—	0.6

Total	0.4	0.9	0.4	3.0

Resort, commercial and other:
Fountain Hills	0.6	0.4	1.9	2.2
Palmas	1.8	2.4	6.0	7.8
Commercial lease properties	4.6	4.6	13.8	13.8
Other	—	—	0.1	0.1

Total	$7.0	$7.4	$21.8	$23.9

Total sales	$7.4	$8.3	$22.2	$26.9

Operating income (loss):
Fountain Hills	$(0.9)	$(0.4)	$(2.3)	$(1.6)
Mirada	0.3	—	0.2	(0.2)
Palmas	(2.8)	(2.9)	(7.1)	(9.7)
Commercial lease properties	3.3	3.2	9.8	9.7
Other	(0.1)	(0.3)	(0.5)	(1.5)

Total operating income (loss)	$(0.2)	$(0.4)	$0.1	$(3.3)

Investment, interest and other income:
Equity in earnings (losses) from real estate joint ventures	$—	$(0.4)	$(4.6)	$(0.3)
Other	0.4	0.1	1.1	(1.0)

	$0.4	$(0.3)	$(3.5)	$(1.3)

Interest expense and amortization of deferred financing costs	(4.0)	(4.1)	(12.2)	(12.5)

Loss before income taxes	$(3.8)	$(4.8)	$(15.6)	$(17.1)

     Sales and Operating Income (Loss)
     There have been no sales of real estate parcels or lots since June 2008. The $0.4 million of revenue recognized during the third quarter of 2009, and the $0.9 million of revenue recognized during the third quarter of 2008, relate to deferred revenue on prior sales. The lack of sales of real estate parcels or lots reflects the effects of the continuing economic recessions in Puerto Rico and in the United States and limited demand for real estate in Puerto Rico and Arizona. Additionally, there has also been a steady decline in resort revenues at the Company’s Palmas development (located in Puerto Rico) attributable to lower member spending and a high member attrition rate, reflecting the impact of the economic recession in Puerto Rico. The $0.2 million and $3.4 million improvement in real estate operating results for the three months and nine months ended September 30, 2009, respectively, as compared to the same period a year ago, primarily reflects the impact of cost reduction initiatives and lower depreciation expense resulting from assets that are now fully depreciated. Additionally, 2008 results reflect costs related to a development project in Puerto Rico.
     Other Income (expense)
     The nine months ended September 30, 2009, reflect a $4.1 million impairment charge related to the Company’s prior investment in RMCAL (see Note 5). The Company no longer has an ownership interest in this venture.
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
     As part of an overall effort to stabilize greyhound racing efforts in Texas, the Texas Racing Commission has approved, and Valley Race Park has agreed to voluntarily eliminate a 15-day meet scheduled to open in November 2009, refrain from holding live racing events in 2010, and return to live racing in the summer of 2011. The facility will continue simulcast operations. Accordingly, there will be a decline in Valley Race Park’s revenues in 2009 and continuing until live racing resumes at this facility.

     The following table presents selected operational and financial information for the three months and nine months ended September 30, 2009 and 2008, for the Company’s racing operations.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009		2008
		(In millions of dollars)
Number of live racing days:
Sam Houston Race Park	26	30		54		77
Valley Race Park	—	—		70		71

Handle:
Sam Houston Race Park:
On-track handle	$26.3	$27.9		$81.7		$90.9
Off-track handle	6.1	6.4		9.5		79.1

Total	$32.4	$34.3		$91.2		$170.0

Valley Race Park:
On-track handle	$3.2	$3.4		$13.2		$13.2
Off-track handle	—	—		2.7		3.0

Total	$3.2	$3.4		$15.9		$16.2

Sales:
Sam Houston Race Park:
Gross pari-mutuel commissions	$6.0	$6.3		$18.3		$22.2
Concert revenues	1.1	3.3		2.2		4.1
Other revenues	2.8	2.6		5.9		6.4

Total	9.9	12.2		26.4		32.7

Valley Race Park:
Gross pari-mutuel commissions	0.8	0.7		3.2		3.1
Other revenues	0.1	0.1		0.7		0.7

Total	0.9	0.8		3.9		3.8

Total sales	$10.8	$13.0		$30.3		$36.5

Operating loss:
Sam Houston Race Park	$(1.9)	$(3.5	)(1)	$(1.8	)(2)	$(6.6	)(1)
Valley Race Park	(0.2)	(0.2)		(0.4)		(0.5)
Other	(0.1)	(0.2)		(0.2)		(0.3)

Total operating loss	$(2.2)	$(3.9)		$(2.4)		$(7.4)

Loss before income taxes	$(2.2)	$(4.2)		$(2.4)		$(7.7)

(1)	Includes a write-off of $1.3 million during the three months and nine months ended September 30, 2008 representing the estimated net book value of the property damaged or destroyed by Hurricane Ike (see Notes 3 and 14).

(2)	Includes an aggregate of $4.5 million of insurance recoveries during the nine months ended September 30, 2009 related to the damage at Sam Houston Race Park caused by Hurricane Ike (see Note 14).
     Sales and Operating Loss
     Total sales for racing operations for the third quarter of 2009 declined $2.2 million, as compared to the prior year period. The decline was primarily the result of a substantial reduction in the number of concerts held at Sam Houston Race Park, as compared to prior year. Total sales for the first nine months of 2009 declined $6.2 million due the absence of live racing in early 2009, lower overall wagering revenues and a reduction in the number of concerts held at Sam Houston Race Park. Operating results for the segment include recoveries from insurers for property damages and business interruption losses of $4.5 million for the nine months ended September 30, 2009.

  Other Items Not Directly Related to Industry Segments
  Corporate

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions of dollars)
Revenue	$—	$2.4	$—	$5.3
Cost of goods sold	—	(1.0)	—	(5.1)

Income from lumber sale	—	1.4	—	0.2
Corporate expenses, excluding costs related to Wilson actions	(2.8)	(1.2)	(5.7)	(6.4)
Costs related to Wilson actions and related matters	(0.1)	(8.1)	(7.8)	(8.1)
Stock-based compensation	0.1	4.4	0.4	6.0

Operating loss	(2.8)	(3.5)	(13.1)	(8.3)

Investment, interest and other income (expense)	0.4	(0.1)	0.1	(4.9)

Loss before income taxes	$(2.4)	$(3.6)	$(13.0)	$(13.2)

Revenue and Cost of Goods Sold
     Corporate revenue and cost of goods sold in 2008 resulted from a non-recurring lumber sale to a third party described in Note 10. A $0.2 million gain was recognized on the transaction, representing the purchase price of $5.3 million less the cost of $5.1 million.

Operating Loss
     Corporate operating losses represent general and administrative expenses that are not specifically attributable to the Company’s industry segments and include stock-based compensation expense. In April 2009, the Company agreed to settle the Wilson actions. The Corporate segment’s operating losses for the nine months ended September 30, 2009 include $6.2 million of additional defense and settlement costs related to these matters (see Note 9).

MGI

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions of dollars)
Operating loss	$—	$(0.4)	$—	$(1.4)
Loss before income taxes	—	(0.4)	—	(1.4)
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
     Significant amounts of cash have been required in recent periods to support the operating and capital needs of the Company’s subsidiaries and to defend the Company against two lawsuits related to the Company’s former forest products subsidiaries (which were settled in the first half of 2009). The Company’s unrestricted cash, cash equivalents and marketable securities balance declined from $63.6 million at December 31, 2008 to $29.8 million at September 30, 2009. The Company anticipates that it will continue to experience negative cash flows and declining liquidity in future periods. In addition, the Company has material uncertainties as a result of the Bankruptcy Cases (see Note 10). The unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
     The Company believes that its cash and other resources will be sufficient to fund its working capital requirements for the next twelve months. However, due to existing market conditions, there are uncertainties with respect to future liquidity. The Company has implemented cost reduction initiatives and is continuing efforts to reduce overhead and discretionary spending, as appropriate. As part of these overall cost reduction efforts, the Company is seeking to eliminate over $1.5 million per year of cash expenses, currently incurred on a recurring basis in complying with SEC reporting and related requirements, by reducing the number of record holders of our Common Stock to below 300 through the Reverse Stock Split (see “–MAXXAM Parent” below). The Company has also explored alternative ways to increase cash, such as marketing its commercial lease properties and seeking capital partners for some of its projects. To date, these efforts have not been successful.

  Cash Flow
     The following table summarizes certain data related to the financial condition, investing activities and financing activities of the Company, for the periods presented.

	Real Estate	Racing	MGI	Corporate	Total
		(In millions of dollars)
Debt and credit facilities (excluding intercompany notes)
Short-term borrowings and current maturities of long-term debt:
September 30, 2009	$6.2	$0.1	$—	$—	$6.3
December 31, 2008	5.9	0.2	—	—	6.1

Long-term debt, excluding current maturities and discounts:
September 30, 2009	$202.0	$0.6	$—	$—	$202.6
December 31, 2008	205.0	0.7	—	—	205.7

Cash, cash equivalents, marketable securities and other investments
September 30, 2009
Current restricted amounts	$0.1	$0.4	$—	$1.0	$1.5
Other current amounts	2.9	2.1	—	22.9	27.9

	3.0	2.5	—	23.9	29.4

Long-term unrestricted investments	—	—	—	1.9	1.9
Long-term restricted amounts	1.2	—	—	2.1	3.3

	$4.2	$2.5	$—	$27.9	$34.6

Changes in cash and cash equivalents

Capital expenditures for the nine months ended:
September 30, 2009	$0.2	$3.6	$—	$—	$3.8
September 30, 2008	0.7	1.7	—	—	2.4

Net proceeds from dispositions of property and investments for the nine months ended:
September 30, 2009	$—	$—	$—	$—	$—
September 30, 2008	—	—	—	—	—

Borrowings (repayments) of debt and credit facilities, net of financing costs, for the nine months ended:
September 30, 2009	$(2.7)	$(0.1)	$—	$—	$(2.8)
September 30, 2008	(3.7)	(0.1)	—	—	(3.8)
Dividends, advances (including interest paid) and tax sharing payments received (paid) for the nine months ended:
September 30, 2009	$4.8	$—	$—	$(4.8)	$—
September 30, 2008	8.6	6.0	—	(14.6)	—

     Operating Activities
     The Company used $29.2 million of cash for operations during the nine months ended September 30, 2009, reflecting $13.6 million in cash payments related to the Wilson actions and continued operating losses at the Company’s subsidiaries. For the first nine months of 2009, there were no sales of real estate lots or parcels; the Company expects the limited demand for real estate to continue for some time. The Company is continuing efforts to reduce overhead and discretionary spending, as appropriate. The real estate segment used cash of $7.5 million, the racing segment used cash of $3.4 million, and Corporate used cash of $18.3 million during the first nine months of 2009.
     During the nine months ended September 30, 2008, the Company’s operations used cash of $23.9 million. Operating cash flows during 2008 were negatively impacted by weak real estate markets and a decline in investments resulting from overall weak financial market conditions. The real estate segment used cash of $9.8 million, the racing segment used cash of $5.2 million and Corporate used cash of $8.9 million during the first nine months of 2008.
     Investing Activities
     Net cash of $17.2 million used for investing activities for the nine months ended September 30, 2009, reflects continued capital expenditures at Sam Houston Race Park to repair the damage caused by Hurricane Ike, investments in marketable securities and the purchase of a certificate of deposit that secures a letter of credit required in connection with the Company’s liability insurance policies (see Note 6). Net cash of $32.0 million provided by investing activities for the nine months ended September 30, 2008, primarily reflects sales of the Company’s short-term investments.
     Financing Activities
     Net cash of $2.7 million used for financing activities in the nine months ended September 30, 2009, reflects scheduled payments on long term debt and additional borrowings under the EN Facility for the construction of two homes (see Note 6). Net cash of $23.5 million used for financing activities in the nine months ended September 30, 2008, reflects scheduled payments on long term debt and treasury stock purchases.
  MAXXAM Parent
     MAXXAM Parent has in the past provided, and expects to provide from time to time in the future, either directly or through subsidiaries, and under appropriate circumstances, various forms of financial assistance to its subsidiaries, or enter into financing or other transactions with its subsidiaries, including secured or unsecured loans, or asset purchases. There can be no assurance that such subsidiaries will have sufficient liquidity in the future to repay intercompany loans or that MAXXAM Parent will have sufficient liquidity in the future to provide loans or advances to its subsidiaries.
     At September 30, 2009, MAXXAM Parent had no external debt and had unrestricted cash, cash equivalents and marketable securities of $24.8 million. MAXXAM Parent believes that its cash and other resources will be sufficient to fund its currently estimated working capital requirements for the next twelve months. With respect to long-term liquidity, there can be no assurance that MAXXAM Parent’s existing cash and other resources will be sufficient to meet its long-term working capital requirements. The Company has material uncertainties as a result of the Bankruptcy Cases (see Note 10). Additionally, the Company’s subsidiaries continue to incur operating losses as a result of current economic conditions. The Company is continuing its efforts to reduce overhead and discretionary spending as appropriate. The Company has also explored alternative ways to increase cash, such as marketing its commercial lease properties and seeking capital partners for some of its projects. To date, these efforts have not been successful.
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
     As part of its cost reduction efforts, the Company is seeking to complete the Reverse Stock Split, a proposed 1-for-250 reverse stock split of the Company’s Common Stock and Class A Preferred Stock. If the Reverse Stock Split is consummated, the Company would purchase an estimated 160,000 shares (approximately 3.5%) of its outstanding Common Stock and an estimated 2,100 shares (approximately 0.3%) of its outstanding Class A

Preferred Stock. The Company estimates the total funds required to consummate the Reverse Stock Split, including expenses, will be $2.4 million (excluding any costs arising from litigation related to the Reverse Stock Split – see “Shareholder Litigation” in Note 9). The Company intends to fund the Reverse Stock Split using cash and cash equivalents on hand. The final costs may be higher or lower than this estimate.
Real Estate Operations
     At September 30, 2009, the real estate segment had unrestricted cash, cash equivalents and marketable securities and other investments of $2.9 million and real estate management is continuing to reduce overhead and discretionary spending as appropriate. The Company has also explored alternative ways to increase cash, such as marketing its commercial lease properties and seeking capital partners for some of its projects. To date, these efforts have not been successful. MAXXAM Parent provided advances totaling $4.8 million and $8.6 million to its real estate subsidiaries during the nine months ended September 30, 2009 and 2008, respectively. Management of the Company’s real estate operations believes that additional advances from MAXXAM Parent will be required to operate over the next year if market conditions do not improve. With respect to the segment’s long-term liquidity, real estate management believes that the ability to generate cash from the sale of existing assets, together with the ability to obtain external financing and joint venture partners, should provide sufficient funds to meet its long-term working capital and capital expenditure requirements.
     As discussed further in Note 6, PCCI continues to experience operational cash flow shortfalls and anticipates it will not have sufficient operational cash flows to pay its debt obligations. PCCI is engaged in discussions with TDF in an effort to obtain additional financing to enable PCCI to continue as a going concern. There can be no assurance PCCI will be successful in these efforts.
  Racing Operations
     At September 30, 2009, the racing segment had unrestricted cash, cash equivalents and other investments of $2.1 million. Capital expenditures for racing operations of $3.6 million for the first nine months of 2009 relate primarily to repairs to the Sam Houston Race Park facility due to Hurricane Ike. SHRP’s management expects that its cash flows from operations will be sufficient to fund its operations and capital expenditures in the future, but has previously required advances from MAXXAM Parent to help fund its operations. SHRP is experiencing strong competition from Internet wagering and racinos in surrounding states. Absent favorable gaming legislation, SHRP management expects these factors to continue to adversely affect SHRP’s liquidity.
     Subject to available resources, the Company’s racing segment may purchase additional properties and/or seek to expand its operations as appropriate opportunities arise.
MGI
     At September 30, 2009, MGI had minimal cash and cash resources. See Note 10 regarding potential adverse impacts of the Bankruptcy Cases. No assurance can be given that MGI will have sufficient cash resources to satisfy its obligations, including any arising out of the Bankruptcy Cases.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business. The Company does not use derivatives for any of its treasury or risk management activities.
Trends
     Real Estate Operations
     The Company’s real estate segment is engaged in marketing and sales programs of varying magnitudes at its real estate developments and investment properties. The Company intends to continue its efforts to sell undeveloped acreage and semi-developed parcels, generally to builders and developers, and fully developed lots to individuals and builders.

     The real estate segment may also, subject to available resources, purchase additional properties and/or seek other investment ventures as appropriate opportunities arise. Additionally, the Company is seeking capital partners for some of its projects.
     Sales by the Company’s real estate subsidiaries have fallen off dramatically since 2005. In 2005 and 2006, the Company’s real estate operations realized substantial revenues related to sales at the Company’s Fountain Hills (located near Phoenix, Arizona), Mirada (located in California) and Palmas (located in Puerto Rico) real estate developments. Commencing in 2007 and continuing through 2008 and into 2009, there have been significant declines in real estate demand in areas where the Company operates, due primarily to general economic recessions in Puerto Rico and in the United States. Property sales revenues fell from $147.6 million for the year ended December 31, 2005 to $6.0 million for the year ended December 31, 2008, and the Company has had no property sales since June of 2008. There has also been a steady decline in resort revenues at the Company’s Palmas development attributable to lower member spending and a high member attrition rate, reflecting the impact of the economic recession in Puerto Rico. Moreover, the Company does not foresee any near term recovery for that business, particularly since the Company’s real estate developments are primarily second home or seasonal home communities in Phoenix, Arizona and Puerto Rico and those markets are expected to be slow to recover.
  Racing Operations
     The Company has in the past and intends to continue to vigorously pursue Texas gaming legislation favorable to it. The regular session of the Texas Legislature that ended in May 2009 did not result in such gaming legislation. Nor was any such legislation introduced in a later special legislative session. The next opportunity for approval of such legislation will be during the regular session of the Texas Legislature that begins in January 2011 or any special legislative session that might be held prior to January 2011. There is no way for the Company to predict if favorable Texas gaming legislation will ever be enacted.
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
     Subject to available resources, the Company’s racing segment may purchase additional properties and/or seek to expand its operations as appropriate opportunities arise. Additionally, the Company is seeking capital partners for some of its projects.
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
New Accounting Pronouncements
     In February 2008, the FASB delayed until January 1, 2009 the effective date of amended guidance regarding determination of the fair value of all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of these delayed items did not have a material impact on the Company’s consolidated financial statements.
     In October 2008, the FASB issued guidance clarifying the application of fair value in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This guidance was effective upon issuance, including prior periods for which financial statements had not yet been issued. The Company’s adoption of this guidance had no impact on the Company’s consolidated financial statements.

     In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. This guidance was effective upon issuance, including prior periods for which financial statements had not yet been issued. The Company’s adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. This guidance was effective for the three months ending June 30, 2009 and had no impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. This guidance was effective for the three months ending June 30, 2009 and because this guidance applies only to financial statement disclosures, adoption did not have an impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued amended guidance regarding business combinations, which was required to be applied to business combinations on a prospective basis. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance on January 1, 2009 for any acquisitions on or after such date.
     In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The requirements of this amended guidance carry forward without significant revision the guidance on contingencies which existed prior to January 1, 2009. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the Accounting Standards Codification (ASC) Topic 450 on contingencies. This guidance is effective beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of this guidance will depend on the nature of any acquisitions completed after the date of adoption.
     In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires the disclosure of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks. This guidance is effective for fiscal years ending after December 15, 2009 and the Company will adopt the new disclosure requirements required by this guidance in the fourth quarter of 2009.
     In May 2009, the FASB issued guidelines on subsequent event accounting which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the second quarter of 2009. There was no impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued guidance making the FASB Accounting Standards Codification the single source of authoritative nongovernmental U.S. GAAP. The Codification is not intended to change GAAP, however, it will represent a significant change in researching issues and referencing U.S. GAAP in financial statements and accounting policies. This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
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
Changes in Internal Control Over Financial Reporting
     There were no material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     The information presented below updates, and should be read in conjunction with, the other risk factor information disclosed in Part I, Item 1A of the Form 10-K.
     The Company has revised the second risk under “Risks Related to Our Racing Operations” to read as follows:
     Our two racing facilities would be able to increase their revenues, likely to a substantial degree, were additional forms of gaming to be allowed and implemented at our horse and dog racing tracks. The Company and other industry participants have during prior regular and special sessions of the Texas Legislature pursued legislation that would permit video lottery terminals at Texas tracks. None of these prior sessions resulted in the passage of such legislation. The regular session of the Texas Legislature that ended in May 2009 did not result in legislation that enhances state revenues through additional forms of gaming. Nor was any such legislation introduced in a later special legislative session. The next opportunity for approval of such legislation will be during the regular session of the Texas Legislature that begins in January 2011 or any special legislative session that might be held prior to January 2011. As some legislation may require the approval of two-thirds of each legislative house and a majority of the Texas voters, no assurance can be given that any such legislation will be enacted or become effective. Moreover, it is impossible to determine what the provisions of any such legislation would be or what impact it would have on the Company.
     The Company has removed the first risk under “Other Risk Factors” as it related to the Wilson actions, which the Company has settled. See Note 9.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company has not sold any securities during the past three years.
     The Company did not purchase any shares of its Common Stock during the three months ended September 30, 2009. The Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.
     If the Reverse Stock Split is consummated, the Company would purchase an estimated 160,000 shares (approximately 3.5%) of its outstanding Common Stock and an estimated 2,100 shares (approximately 0.3%) of its outstanding Class A Preferred Stock. The Company estimates the total funds required to consummate the Reverse Stock Split, including expenses, will be $2.4 million (excluding any costs arising from litigation related to the Reverse Stock Split – see “Shareholder Litigation” in Note 9). The Company intends to fund the Reverse Stock Split using cash and cash equivalents on hand. The final costs may be higher or lower than this estimate.

ITEM 6. EXHIBITS
     a. Exhibits:

* 31.1	Section 302 Certification of Chief Executive Officer

* 31.2	Section 302 Certification of Chief Financial Officer

* 32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*	Included with this filing

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant, respectively.

MAXXAM INC.
Date: November 16, 2009	By:	/S/ M. EMILY MADISON
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
Common Stock: The Company’s $0.50 par value common stock
Company: MAXXAM Inc., including its subsidiaries
Confirmation Order: The Bankruptcy Court order entered on July 8, 2008 that, among other things, confirmed the MRC/Marathon Plan and denied confirmation of the Noteholder Plan
Cook action: An action entitled Alan Cook, et al. v. Gary Clark, et al. (No. DR020718) filed in the Superior Court of Humboldt County, California
Debtors: Palco, Scopac, and Palco’s other subsidiaries, which filed for reorganization under the Bankruptcy Code in January 2007
EN Facility: The $4.2 million facility entered into by two subsidiaries of the Company for the purpose of constructing two homes in the Company’s Fountain Hills development
ERISA: The Employee Retirement Income Security Act of 1974, as amended from time to time
FASB: Financial Accounting Standards Board
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
MRC/Marathon Plan: The plan of reorganization of MRC and Marathon filed with the Bankruptcy Court on January 30, 2008
Newco: The company that succeeded to the Debtors under the MRC/Marathon Plan
Noteholder Plan: The plan of reorganization filed with the Bankruptcy Court on January 30, 2008 by the Indenture Trustee on behalf of the Timber Noteholders
Palco: The Pacific Lumber Company, a former wholly owned subsidiary of MGI
Palco Debtors: Palco and its former subsidiaries other than Scopac
Palco Pension Plan: The Palco Retirement Plan, a defined benefit plan, which was assumed by Newco upon consummation of the MRC/Marathon Plan
Palmas: Palmas del Mar, a master-planned residential community and resort located on the southeastern coast of Puerto Rico near Humacao
PBGC: The Pension Benefit Guaranty Corporation
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
Racing Commission: The Texas Racing Commission

Reverse Stock Split: A proposed 1-for-250 reverse stock split of the Company’s Common Stock and Class A Preferred Stock
RMCAL: A 50% owned joint venture formed to construct and sell 47 villas on a parcel in the Company’s Mirada development
Sam Houston Race Park: The Company’s Texas Class 1 horse racing facility in Houston, Texas and operated by SHRP
Scopac: Scotia Pacific Company LLC, a former wholly owned subsidiary of Palco
Scopac Timber Notes: Scopac’s 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized Notes that were due July 20, 2028
SEC: The Securities and Exchange Commission
Settlement Agreement: Term Sheet Regarding Global Settlement and Plan Support dated May 1, 2008 among MRC, Marathon, the MAXXAM Entities and the Palco Debtors
SHRP: Sam Houston Race Park, Ltd., a wholly owned subsidiary of the Company
TDF: The Puerto Rico Tourism Development Fund and guarantor of the PCCI Notes
Timber Noteholders: The holders of the Scopac Timber Notes
Valley Race Park: The Company’s greyhound racing facility located in Harlingen, Texas
Wilson federal action: An action entitled United States of America ex rel. Richard Wilson and Chris Maranto v. MAXXAM Inc., et al. (No. C 06 7497) filed in the U.S. District Court for the Northern District of California
Wilson state action: An action entitled State of California ex rel. Richard Wilson and Chris Maranto v. MAXXAM Inc., et al. (No. CGC 06 458528) filed in the Superior Court of San Francisco County, California
Wilson actions: The Wilson federal action and Wilson state action, collectively